Form 10-Q
period 1996-03-31
FUND AMERICA INVESTORS CORP II
filed 1996-05-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C.  20549
                FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

Commission File Nos.: 33-67202


      FUND AMERICA INVESTORS CORPORATION II

(Exact name of registrant as specified in its charter)


     Delaware                         84-1218906
(State or other jurisdiction      (I.R.S. Employer
 of incorporation or oganization)   identification number)



     6400 S. Fiddler's Green Circle, Suite 1200B,
             Englewood, Colorado 80111
        (Address of principal executive offices)

     Registrant's telephone number including area code: (303) 290-6025



Indicate by check mark whether the registrant
(1) has filed all reports required to be
filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter
period that the registrant was required to
file such reports), and (2) has been subject
to such filing requirements for the past 90
days.  YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1996 -- 349,000 shares

       FUND AMERICA INVESTORS CORPORATION II
                 FORM 10-Q FOR THE
          THREE MONTHS ENDED MARCH 31, 1996


                        INDEX



PART I.  FINANCIAL INFORMATION   PAGE NO.

Item 1.  Financial Statements        3

Item 2.  Management's Discussion
         and Analysis of Financial
         Condition and Results
         of Operations               6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings           7

Item 2.  Changes in Securities       7

Item 3.  Defaults Upon Senior
         Securities                  7

Item 4.  Submission of Matters
         to a Vote of Security
         Holders                     7

Item 5.  Other Information           7

Item 6.  Exhibits and Reports        7

SIGNATURES                           9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        FUND AMERICA INVESTORS CORPORATION II
                   BALANCE SHEETS
                    (Unaudited)


                      March 31,    December 31,
                          1996        1995
                      _________    _________
Assets
 Cash                 $  33,944    $  40,450
 Deferred offering
 costs                  398,704      398,704
 Organizational costs,
  net                     1,060        1,219
                      _________    _________
Total assets          $ 433,708    $ 440,373
                      =========    =========

Liabilities
 Accounts payable     $   6,246    $      94
                      _________    _________

Shareholder's equity
 Common stock, par value
 $.01 per share;
 1,000,000 shares
 authorized; 349,000
 shares issued and
 outstanding               3,490       3,490

Retained earnings        423,972     436,789
                       _________   _________
Total shareholder's
equity                   427,462     440,279
                       _________   _________
Total liabilities
and shareholder's
equity                 $ 433,708   $ 440,373
                       =========   =========


See notes to financial statements

               Page 3

        FUND AMERICA INVESTORS CORPORATION II
               Statements of Operations
                     (Unaudited)

                           Three months ended
                                March 31,
                            1996       1995
                       _________    _________

Revenue
 Interest income            308     $ 12,631
                       _________    _________
Total revenue               308       12,631
                       _________    _________

Expenses
 General and
 administrative           6,966       10,555
Amortization of
organization costs          159          159
Management fees           6,000        6,000
                       _________    _________
Total expenses           13,125       16,714
                       _________    _________
Net loss               $(12,817)     $(4,083)
                       =========    =========




See notes to financial statements



      FUND AMERICA INVESTORS CORPORATION
          Statements of Cash Flows
                (Unaudited)

                          Three months ended
                               March 31,
                           1996         1995
                       _________   __________
Net cash flow from
operating activities:

Net loss               $(12,817)     $(4,083)

Adjustments to
reconcile net loss
to net cash flow
from operating
activities:

Amortization of
organizational costs        159          159

Changes in operating
assets and liabilities:

 Accounts receivable          -          285
 Accounts payable         6,152        7,150
                       _________    __________

Net cash flow used
in operating
activities               (6,506)       3,511

Net cash used in
financing activities
Shareholder
distributions                 -     (700,000)
                       _________   __________

Net decrease in cash     (6,506)    (696,489)

Cash at beginning
of period                40,450    1,392,900
                       _________   _________
Cash at end of
period                 $ 33,944    $ 696,411
                       =========   =========


See notes to financial statements

                  Page 5

       FUND AMERICA INVESTORS CORPORATION II
         NOTES TO FINANCIAL STATEMENTS
                   (Unaudited)
   Three months ended March 31, 1996 and 1995

1.  Basis of Presentation

Organization

Fund America Investors Corporation II (the
"Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established for the purpose of (A) issuing and administering (i) one or more series of mortgage pass-through certificates representing the beneficial ownership in trust funds consisting of mortgage loans and other mortgage-related assets and created by the Company from time to time, and (ii) one or more series of bonds collateralized by mortgage loans or mortgage pass-through certificates directly or through one or more trusts beneficially owned by it and (B) purchasing, owning and selling mortgage loans and other mortgage-related assets.

The Company will not engage in any business or investment activities other than the purchase, ownership and sale of mortgage loans and other mortgage collateral, the issuance and sale of bonds or pass-through certificates backed by mortgage collateral and activities related thereto as set forth in the Company's Certificate of Incorporation, directly through one or more trusts beneficially owned by it.

On January 3, 1994, the Company filed a shelf registration statement on Form S-11 (File No.
33-73748) (the "Registration Statement") with the Securities and Exchange Commission
("SEC"). The Registration Statement was subsequently amended to (i) increase the aggregate amount of securities offered thereunder to $501,000,000, (ii) convert the Registration Statement to a registration statement on Form S-3, and (iii) respond to various comments received by the Company from the SEC. The Registration Statement, as so amended, was declared effective by the SEC on March 28, 1996. Pursuant to Rule 429 of the
General Rules and Regulations under the
Securities Act of 1933, as amended, the
prospectus which is part of the Registration
Statement is a combined prospectus relating also to $328,086,945 of securities registered under the Company's Registration Statement
No. 33-67202 and remaining unissued. Under the Registration Statement, the Company may issue either collateralized mortgage obligations or mortgage pass-through certificates. To date, the Company has issued no securities off of the Registration
Statement. However, the company is scheduled to issue approximately $296,300,000 of collateralized mortgage obligations off of the Registration Statement in April 1996.

2. Unaudited Financial Statements

In the opinion of management, the
accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1996, and the results of its operations and cash flows for the periods ended March 31, 1996 and 1995.

Item 2.  Management's Discussion and Analysis
of Financial Condition and
Results of Operation

Liquidity and Capital Resources

The Company will fund its ongoing operating expenses from its cash balances, revenues derived from the issuance of mortgage securities, and, if necessary, with borrowing from its sole shareholder. As of March 31, 1996, $1,000,000 was available to be borrowed from the Company's Shareholders under a Line of Credit dated April 3, 1995. Any borrowings will be subordinate and junior to any issued mortgage securities.

Results of Operations

The Company reported a net loss for the three months ended March 31, 1996 of $12,817 as compared to net loss of $4,083 for the three months ended March 31,1995. A decrease of interest earned on cash balances accounts for the primary difference in the results of operation between the two reporting periods.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of
Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

                  SIGNATURES


Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        FUND AMERICA INVESTORS CORPORATION II
                  (Registrant)


Date:   May 14, 1996


By:  /s/ Helen M. Dickens
     Helen M. Dickens
     Vice President and Secretary
    (Duly authorized and
     Principal Financial Officer)