Form 10-Q/A
period 1996-03-31
FUND AMERICA INVESTORS CORP II
filed 1996-07-03
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C.  20549
            FORM 10-Q AMENDED


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

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       A. Exhibits

          Exhibit 27 - Financial Data Schedule

       B. Form 8-K - None.

                  SIGNATURES


Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        FUND AMERICA INVESTORS CORPORATION II
                  (Registrant)


Date:   July 3, 1996


By:  /s/ Helen M. Dickens
     Helen M. Dickens
     Vice President and Secretary
    (Duly authorized and
     Principal Financial Officer)