Form 10-Q
period 1996-06-30
FUND AMERICA INVESTORS CORP II
filed 1996-08-15
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED   JUNE 30, 1996

Commission file Nos.: 33-73748


FUND AMERICA INVESTORS CORPORATION II

(Exact name of registrant as specified in its charter)

           Delaware

(State or other jurisdiction of organization)

           84-1218906

(I.R.S. Employer incorporation or identification number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 1996 -- 349,000 shares

FUND AMERICA INVESTORS CORPORATION II
FORM 10-Q FOR THE
SIX MONTHS ENDED JUNE 30, 1996


INDEX



PART I.  FINANCIAL INFORMATION        PAGE NO.

Item 1.  Financial Statements            3

Item 2.  Management's Discussion
         and Analysis of Financial
         Condition and Results of
         Operations                      6

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings               7

Item 2.  Changes in Securities           7

Item 3.  Defaults Upon Senior
         Securities                      7

Item 4.  Submission of Matters
         to a Vote of Security
         Holders                         7

Item 5.  Other Information               7

Item 6.  Exhibits and Reports            7

SIGNATURES                               8

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FUND AMERICA INVESTORS CORPORATION II
BALANCE SHEETS
(Unaudited)

                        June 30,       December 31,
                          1996             1995
Assets
 Cash                   $250,256         $ 40,450
 Deferred offering
 costs                   242,764          398,704
 Organizational
 costs, net                  901            1,219
                        --------         --------
Total assets            $493,921         $440,373
                        ========         ========

Liabilities
  Accounts payable      $      -         $     94

Shareholder's equity
 Common stock, par
 value $.01 per share;
 1,000,000 shares
 authorized; 349,000
 shares issued and
 outstanding               3,490            3,490
Retained earnings        490,431          436,789
                        --------         --------
 Total shareholder's
 equity                  493,921          440,279
                        --------         --------
 Total liabilities
 and shareholder's
 equity                 $493,921         $440,373
                        ========         ========

See notes to financial statements



FUND AMERICA INVESTORS CORPORATION II
Statement of Operations
(Unaudited)
                      Three months          Six months
                         ended                ended
                        June 30,             June 30,

                       1996     1995        1996      1995
Revenue:
Issuance fee
income              $193,335    $      -    $193,335    $      -
Interest income        1,676       7,738       1,984      20,369
                    --------    --------    --------    --------
Total revenue        195,011       7,738     195,319      20,369

Expenses:
Deferred offering
costs                119,900           -     119,900           -
General and
administrative         2,493       4,073       9,459      14,628
Amortization
of organization
costs                    159         159         318         318
Management fees        6,000       6,000      12,000      12,000
                     -------     -------    --------    --------
Total expenses       128,552      10,232     141,677      26,946
                    --------     -------    --------    --------
Net income/(loss)    $66,459     $(2,494)   $ 53,642    $ (6,577)
                    ========     ========   ========    ========

See notes to financial statements



FUND AMERICA INVESTORS CORPORATION II
Statement of Cash Flows
(Unaudited)

                                Six months ended
                                    June 30,
                              1996              1995
Net cash flow from
 operating activities:
  Net income/(loss)           $ 53,642         $ (6,577)

Adjustments to reconcile
net income to net cash
flow from operating
activities:

 Amortization deferred
 offering costs                119,900                -
 Amortization of
 organizational costs              318              318
Changes in
operating assets and
liabilities:
 Accounts receivable                 -               55
 Accounts payable                (  94)          (3,850)
                              --------         --------
Net cash flow provided by/
 (used in) operating
  activities                   173,766         ( 10,054)
                              --------         --------
Net cash provided by/
 (used in) investing
  activities:
 Reimbursements of deferred
  offering costs                41,866                -
 Increase in deferred
  offering costs                (5,826)          (4,898)
                              --------         --------
Net cash flow provided by/
 (used in) investing
  activities                    36,040           (4,898)
                              --------         --------
Net cash flow used in
financing activities:
 Shareholder distributions           -         (700,000)
                              --------         --------
Net increase/(decrease)
  in cash                      209,806         (714,952)

Cash at beginning
of period                       40,450        1,392,900
                             ---------        ---------
Cash at end of period        $ 250,256        $ 677,948
                             =========        =========

See notes to financial statements



FUND AMERICA INVESTORS CORPORATION II
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Six months ended June 30, 1996 and 1995

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

The Company will not engage in any business or investment activities other than the purchase, ownership and sale of mortgage loans and other mortgage collateral, the issuance and sale of bonds or pass-through certificates backed by mortgage collateral and activities related thereto as set forth in the Company's
Certificate of Incorporation directly or through one or more trusts beneficially owned by it.

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

2. Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1996, and the results of its operations and cash flows for the periods ended June 30, 1996 and 1995.

3.  Issuance of Publicly Registered Securities

During the three months ended June 30, 1996, the Company issued one series of registered securities.

Description               Amount        Collateral
Aggregate remaining
unissued securuties
as of March 31, 1996      $829,086,945   Collateralized Mortgage
                                         Obligation or pass-through
                                         certificates

Issuance of Series 1996-A
April22, 1996              296,300,000   A mortgage pass-through
                                         certificate ("The Non-Agency
                                         Certificate").  The Non-Agency
                                         certificate represents
                                         the entire undivided interest
                                         in a pool of conventional
                                         mortgage loans

Aggregate remaining
unissued securities
as of June 30, 1996       $532,786,945


Item 2.  Management's Discussion and Analysis
of Financial Condition and
Results of Operation

Liquidity and Capital Resources

The Company will fund its ongoing operating expenses from its cash balances, revenues derived from the issuance of mortgage securities, and, if necessary, with borrowing from its sole shareholder. As of June 30, 1996, $1,000,000 was available to be borrowed from the Company's sole shareholder under a Line of Credit dated April 3, 1995. Any borrowings will be subordinate and junior to any issued mortgage securities.

Results of Operations

The Company reported a net income for the three and six months ended June 30, 1996 of $66,459 and $53,642 respectively, as compared to a net loss of $2,494 and $6,577 respectively, for the three and six months ended June 30, 1995. The increase in net income for the three and six months ended June
30, 1996 is directly attributable to fees earned from the 1996-A securitization transaction. The Company did not issue any securities during the reporting period ended
June 30, 1995, therefore, no income was
generated for this period.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of
Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         Exhibit 27. Financial Data Schedule

     B.  Form 8-K

         1) Form 8-K dated May 10, 1996
         reporting the acquisition and
         disposition of mortgage loans in
         connection with the 1996-A
         securitization transaction.

     2) Form 8-K/A dated May 14, 1996 amending the Form 8-K filed on May 10, 1996.

SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FUND AMERICA INVESTORS CORPORATION II
(Registrant)


Date:    August 13, 1996

By: /s/ Helen M. Dickens
    Helen M. Dickens
    Vice President and Secretary
   (Duly authorized and
    Principal Financial Officer)