Form 10-Q
period 1996-09-30
FUND AMERICA INVESTORS CORP II
filed 1996-11-15
CIK 895730

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                             FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     SEPTEMBER 30, 1996


Commission File Nos.: 33-73748


               FUND AMERICA INVESTORS CORPORATION II
        (Exact name of registrant as specified in its charter)

           Delaware                                 84-1218906
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 identification number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 15, 1996 -- 349,000 shares

                 FUND AMERICA INVESTORS CORPORATION II
                         FORM 10-Q FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1996


                                INDEX



PART I.  FINANCIAL INFORMATION                        PAGE NO.

Item 1.  Financial Statements                            3

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                      7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                               8

Item 2.  Changes in Securities                           8

Item 3.  Defaults Upon Senior Securities                 8

Item 4.  Submission of Matters to a Vote
         of Security Holders                             8

Item 5.  Other Information                               8

Item 6.  Exhibits and Reports                            8

SIGNATURES                                               9


                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   FUND AMERICA INVESTORS CORPORATION II
                             BALANCE SHEETS
                              (Unaudited)

                                             September 30,   December 31,
                                                 1996             1995
                                             ------------    -----------
Assets
 Cash                                        $ 238,551       $  40,450
 Deferred offering costs                       250,298         398,704
 Organizational costs, net                         742           1,219
                                             ----------      ----------
Total assets                                 $ 489,591       $ 440,373
                                             ==========      ==========


Liabilities-Accounts payable                 $     150       $      94
                                             ----------      ----------

Shareholder's equity
 Common stock, par value $.01
  per share; 1,000,000 shares
  authorized; 349,000 shares
  issued and outstanding                         3,490           3,490
 Retained earnings                             485,951         436,789
                                             ----------      ----------
Total shareholder's equity                     489,441         440,279
                                             ----------      ----------
Total liabilities and
 shareholder's equity                        $ 489,591       $ 440,373
                                             ==========      ==========


See notes to financial statements



                FUND AMERICA INVESTORS CORPORATION II
                      Statement of Operations
                           (Unaudited)

                                       Three months         Nine months
                                         ended                 ended
                                        June 30,            September 30,
                                    -----------------    -----------------
                                     1996       1995       1996       1995
                                   --------   --------   --------   --------
Revenue
 Issuance fee income               $      -   $      -   $193,335   $      -
 Interest income                      2,137      5,351      4,121     25,720
                                   --------   --------   --------   --------
Total revenue                         2,137      5,351    197,456     25,720
                                   --------   --------   --------   --------

Expenses
 Deferred offering costs                  -          -    119,900          -
 General and administrative             459     27,574      9,917     42,202
 Amortization                           159        159        477        477
 Management fees                      6,000      6,000     18,000     18,000
                                   --------   --------   --------   --------
Total expenses                        6,618     33,733    148,294     60,679
                                   --------   --------   --------   --------
Net income/(loss)                  $ (4,481)  $(28,382)  $ 49,162   $(34,959)
                                   ========   ========   ========   ========




See notes to financial statements





                 FUND AMERICA INVESTORS CORPORATION II
                       Statement of Cash Flows
                             (Unaudited)

                                                Nine months ended
                                                  September 30,
                                                 1996          1995
                                              ----------   -----------
Net cash flow from operating
activities:
 Net income/(loss)                            $  49,162     $ (34,959)

Adjustments to reconcile net income
to net cash flow from operating
activities:
 Amortization deferred offering costs           119,900             -
 Amortization of organizational costs               477           476
Changes in operating assets and
liabilities:
 Accounts receivable                                  -           285
 Accounts payable                                    56       (42,797)
                                              ----------   -----------
Net cash flow provided by/(used in)
operating activities                            169,595      ( 76,995)
                                              ----------   -----------
Net cash provided by/(used in)
investing activities:
 Reimbursements of deferred offering costs       41,866             -
 Increase in deferred offering costs            (13,360)       (4,898)
                                              ----------   -----------
Net cash flow provided by/(used in)
investing activities                             28,506        (4,898)
                                              ----------   -----------
Net cash flow used in financing
activities:
 Shareholder distributions                            -    (1,187,200)
                                              ----------   ----------

Net increase/(decrease) in cash                 198,101    (1,269,093)

Cash at beginning of period                      40,450     1,392,900
                                              ----------   ----------
Cash at end of period                         $ 238,551    $  123,807
                                              ==========   ==========



See notes to financial statements





               FUND AMERICA INVESTORS CORPORATION II
                   NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)
            Nine months ended September 30, 1996 and 1995

1.  Basis of Presentation

Organization

Fund America Investors Corporation II (the Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established for the purpose of
(A) issuing and administering (i) one or more series of mortgage pass-through certificates representing the beneficial ownership in trust funds consisting of mortgage loans and other mortgage-related assets and created by the Company from time to time, and (ii) one or more series of bonds collateralized by mortgage loans or mortgage pass-through certificates directly or through one or more trusts beneficially owned by it and (B) purchasing, owning and selling mortgage loans and other mortgage-related assets.

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

On January 3, 1994, the Company filed a shelf registration statement on Form S-11 (File No. 33-73748) (the "Registration Statement") with the Securities and Exchange Commission ("SEC"). The Registration Statement was subsequently amended to (i) increase the aggregate amount of securities offered thereunder to $501,000,000, (ii) convert the Registration Statement to a registration statement on Form S-3, and (iii) respond to various comments received by the Company from the SEC. The Registration Statement, as so amended, was declared effective by the SEC on March 28, 1996. Pursuant to Rule 429 of the General Rules and Regulations under the Securities Act of 1933, as amended, the prospectus which is part of the Registration Statement is a combined prospectus relating also to $328,086,945 of securities registered under the Company's Registration Statement No. 33-67202 and remaining unissued as of the declared effective date of the Registration Statement. Under the Registration Statement, the Company may issue either collateralized mortgage obligations or mortgage pass-through certificates.

2. Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1996, and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995.

3.  Issuance of Publicly Registered Securities

During the nine months ended September 30, 1996, the Company issued one series of registered securities.

Description                        Amount      Collateral
----------------------------  ------------     ------------------------
Aggregate remaining unissued
as of March 31, 1996          $829,086,945     Collateralized Mortgage
                                               Obligation or pass-through
                                               certificates

Issuance of Series 1996-A
April 22, 1996                 296,300,000     A mortgage pass-through
                                               certificate ("The Non-Agency
                                               Certificate"), the Non-Agency
                                               certificate represents the
                                               entire undivided interest in
                                               a pool of conventional
                                               mortgage loans

                              ------------
Aggregate remaining unissued
as of September 30, 1996      $532,786,945
                              ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

The Company will fund its ongoing operating expenses from its cash balances, revenues derived from the issuance of mortgage securities, and, if necessary, with borrowing from its sole shareholder. As of September
30, 1996, $1,000,000 was available to be borrowed from the Company's sole shareholder under a Line of Credit dated April 3, 1995. Any borrowings will be subordinate and junior to any issued mortgage securities.

Results of Operations

The Company reported a net income for the three and nine months ended September 30, 1996 of $28,382 and $34,959 respectively, as compared to a net loss of $28,382 and $34,959 respectively, for the three and nine months ended September 30, 1995. The increase in net income for the three and six months ended September 30, 1996 is directly attributable to fees earned from the 1996-A securitization transaction. The Company did not issue any securities during the reporting period ended September 30, 1995, therefore, no issuance fee income was generated for this period.

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



                                       FUND AMERICA INVESTORS CORPORATION II
                                       (Registrant)


Date:  November 15, 1996

                                       By: /s/ Helen M. Dickens
                                       ----------------------------------
                                        Helen M. Dickens
                                        Vice President and Secretary
                                        (Duly authorized and Principal
                                         Financial Officer)