Form 10-K
period 1996-12-31
FUND AMERICA INVESTORS CORP II
filed 1997-04-08
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K



[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996, or

[  ]	Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _______________ to _______________



Commission File No.:  33-67202


                    FUND AMERICA INVESTORS CORPORATION II
           (Exact name of registrant as specified in its charter)

              Delaware                           84-1218906
 (State or other jurisdiction of       (I.R.S. Employer identification number)
  incorporation or organization)


           6400 S. Fiddler's Green Circle, Suite 1200B,
                   Englewood, Colorado  80111
              (Address of principal executive offices)

Registrant's telephone number including area code:  (303) 290-6025

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 1996: $0.00.

     The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 29, 1997 was 349,000 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

ITEM 1.     BUSINESS

     Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in activities relating to mortgage loans or mortgage loan certificates including other securities which are backed by mortgage loans (the "Collateral"). Among the Company's authorized business purposes, the primary activity is the issuance of bonds, in one or more series of mortgage pass-through certificates (the "Bonds"), which are secured by the Collateral. To issue such bonds, the Company may acquire, hold, sell or pledge the Collateral, and typically such issuances are transacted through trusts beneficially owned and created by the Company.

     The Company may not, either directly or indirectly, through a beneficially owned trust engage in any business or investment activity other than, (i) issuing and selling the Bonds; (ii) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; (iii) investing and maintaining cash balances on an interim basis in high quality short-term securities; and (iv) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

     To date, the Company has issued fourteen series of Bonds for an aggregate initial principal amount of approximately $2 billion. In 1995 and prior years, the Company issued an aggregate of $1.7 billion in initial principal amount of Bonds. On April 22, 1996, another issuance of Bonds was completed for $296 million in initial principal amount. The Company does not have any further obligations in connection with the issuance of these Bonds. In compliance with Generally Accepted Accounting Principles, such issuances are considered to be a direct sale of the Collateral.

     The Company currently has approximately $533 million registered and unissued securities in accordance with its registration statement
(No. 33-73748) which was filed with the Securities and Exchange Commission ("SEC") on January 7, 1993. The prospectus accompanying this registration statement is combined with the prospectus accompanying the Company's second registration statement (No. 33-67202). The unissued securities authorized by the second registration statement were carried forward to the third registration statement pursuant to Rule 429 of the Securities Act of 1933 as amended.

     Seven amendments to the third registration (No. 33-73748) were filed with the SEC. Amendment No. 1, filed on March 1, 1994, added additional exhibits. On October 7, 1994, the Company filed Amendment No. 2 on Form S-3 to increase the amount of securities registered by $500,000,000. Amendment No. 3 was filed on October 13, 1994 to convert this registration statement to Form S-3 and to revise the registration statement to provide for the issuance of Collateralized Mortgage Obligations (the "CMO's") in addition to Pass-through Certificates (the "Bonds"). This allows the Company to issue either (i) CMO's pursuant to an Indenture, or (ii) Bonds pursuant to a Pooling and Servicing Agreement. The Company filed Amendment No. 4 on July 14, 1995, Amendment No.
5 on October 13, 1995, Amendment No. 6 on March 19, 1996 and Amendment No. 7 on March 26, 1996, in response to comments received from the SEC. The third registration statement (No. 33-73748) became effective on March 28, 1996.

ITEM 2.     PROPERTIES

     The Company has no material physical properties.

ITEM 3.     LEGAL PROCEEDINGS	None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                           PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.

ITEM 6.     SELECTED FINANCIAL DATA
                                        Year Ended December 31,
                          --------------------------------------------------
                            1996      1995       1994      1993       1992*
                          --------   --------  --------  ---------   -------
Income Statement Data:
Revenue                   $199,448   $26,538   $788,133  $5,346,907     $394
Net income(loss)            42,165   (94,766)   102,519   1,170,444      282
Net income(loss) per
 share of common stock         (1)       (1)       (1)         (1)       (1)

Balance Sheet Data:
Total assets               442,444   440,373  1,871,994   2,423,218   352,461
Shareholder's equity       442,444   440,279  1,722,245   1,619,726   349,282

  (1) Not presented, as all shares of common stock are held by a sole shareholder.

   *   Period from December 14, 1992 (date of incorporation) to December 31,
       1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  General

To date, the Company has issued fourteen series of registered Pass-Through Certificates (the "Bonds") aggregating $1,967,228,870 in initial isuuance amount. As of December 31, 1996, ten series of Bonds remain outstanding. The following list consists of only those outstanding series shown with the initial issuance amounts.

Series        Amount        Collateral

1993-A    $262,435,000      Trust consisting primarily of adjustable rate one-
                            to-four family, first lien mortgage loans

1993-B      77,409,000      Trust consisting primarily of adjustable rate one-
                            to-four family, first lien mortgage loans

1993-C     319,000,000      Trust consisting of FNMA and FHLMC Securities;
                            private mortgage backed securities including certain residual interest securities; principal component of bonds issued by the Resolution
                            Funding Corporation ("RFCO Strips")

1993-E     190,145,165      Trust consisting primarily of adjustable rate one-
                            to- four family, first lien mortgage loans

1993-F      50,845,601      Trust consisting primarily of Fixed-rate, closed-
                            end, simple interest, residential first and second mortgage loans and deed of trust loans

1993-H      45,634,831      Trust consisting primarily of adjustable rate one-
                            to-four family, first lien mortgage loans

1993-J     150,069,158      Trust consisting primarily of adjustable rate one-
                            to-four family, first lien mortgage loans

1993-K      88,010,000      Trust consisting primarily of FNMA and FHLMC
                            Securities; private mortgage backed securities

1994-A      44,599,100      Trust consisting primarily of adjustable rate one-
                            to-four family, first lien mortgage loans

1996-A     295,315,915      Trust consisting of adjustable rate, conventional
                            first lien mortgage loans and fixed rate, second lien mortgage loans

ITEM 7.     CONTINUED


1.  Continued

     Effective January 1, 1997 the Company will adopt the provision of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as it relates to securitization of mortgage loans, mortgage backed securities and other mortgage collateral. There will be no effect on financial position or results of operations when SFAS No. 125 is adopted. Also, the Company does not expect SFAS No. 125 to change the accounting for future securitization issuances, to the extent such issuances are structured similarly to past transactions.

2.     Liquidity and Capital Resources

     The Company expects to fund ongoing operations from working capital and revenues derived from the issuance of Bonds and CMO's. Market conditions adversely impacted the Company's operations in 1995 and produced minimal revenues in 1996. Management's expectations are that the activity of issuing Bonds will increase in volume for 1997 and on. The Company's remaining and unissued registered securities are anticipated to be utilized by an affiliated mortgage company under common control and other third party issuers.

3.     Results of Operations

     The Company reported a net income for the year ended December 31, 1996 of $42,165 compared to a net loss of $94,766 for the year ended December 31, 1995 and net income of $102,519 for the year ended December 31, 1994. The differences between the reporting periods are directly attributable to the
transaction fees earned from the issuance of Bonds.   In 1996 one series was
issued which generated $193,335 in net issuance income. In 1995 no fees were generated, and in 1994, $246,873 of net issuance fees were earned.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Fund America Investors Corporation II
Englewood, Colorado  80111


We have audited the accompanying balance sheets of Fund America Investors Corporation II as of December 31, 1996 and 1995, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP




Denver, Colorado
February 28, 1997


                    FUND AMERICA INVESTORS CORPORATION II
                               Balance Sheets

                                                        December 31,
                                                ----------------------------
                                                    1996            1995
                                                 ----------      ----------
Assets
Cash and cash equivalents (Note 2)              $  190,574       $   40,450
Deferred offering costs, net                       251,124          398,704
Deferred organization costs, net                       583            1,219
Prepaid expenses                                       163                -
                                                ----------       ----------
     Total assets                               $  442,444       $  440,373
                                                ==========       ==========

Liabilities - Accounts payable                  $        -       $      94
                                                ----------       ---------

Shareholder's equity
  Common stock, par value $.01 per share;
  1,000,000 shares authorized; 349,000 shares
  issued and outstanding                             3,490            3,490
Additional paid-in capital                               -                -
Retained earnings                                  438,954          436,789
								                                        ----------       ----------
Total shareholder's equity                         442,444          440,279
								                                        ----------       ----------
Total liabilities and shareholder's equity      $  442,444       $  440,373
							                                         ==========       ==========


See notes to financial statements


                   FUND AMERICA INVESTORS CORPORATION II
                         Statements of Operations
                                        Years Ended December 31,
                                 ------------------------------------
                                    1996          1995          1994
                                 --------      --------      --------
Revenue
Pass-through certificate
 issuance fees                   $193,335      $      -      $741,361
Interest                            6,113        26,538        46,772
                                 --------      --------      --------
Total revenue                     199,448        26,538       788,133

Expenses
Amortization of deferred
 offering costs                   119,900        45,719        59,575
Pass-through certificate
 issuance expenses                      -         7,140       494,488
General and administrative         13,383        44,445       107,551
Management fees (Note 4)           24,000        24,000        24,000
                                 --------      --------      --------
Total expenses                    157,283       121,304       685,614
                                 --------      --------      --------
Net income(loss)                 $ 42,165      $(94,766)     $102,519
                                 ========      ========      ========


See notes to financial statements



                 FUND AMERICA INVESTORS CORPORATION II
                  Statements of Shareholder's Equity
             Years ended December 31, 1996, 1995 and 1994

                     Common Stock      Additional                Total
                   Number of     Par    Paid-in    Retained   Shareholder's
                    Shares      Value   Capital    Earnings     Equity
Balance at
January 1, 1994     349,000   $3,490   $445,510   $1,170,726   $1,619,726
Net income                -        -          -      102,519      102,519
                    -------   ------   --------   ----------   ----------
Balance at
December 31, 1994   349,000    3,490    445,510    1,273,245    1,722,245
Shareholder
 distributions            -        -   (445,510)    (741,690)  (1,187,200)
Net loss                  -        -          -      (94,766)     (94,766)
                    -------   ------   --------   ----------    ---------
Balance at
December 31, 1995   349,000    3,490          -      436,789      440,279
Shareholder
 distributions            -        -          -      (40,000)     (40,000)
Net income                -        -          -       42,165 	     42,165
                    -------   ------   --------    ---------    ---------
Balance at
December 31, 1996	  349,000   $3,490   $      -   $  438,954   $  442,444
                    =======   ======   ========   ==========   ==========


See notes to financial statements


                 FUND AMERICA INVESTORS CORPORATION II
                      STATEMENTS OF CASH FLOWS

                                            Years ended December 31,
                                    -------------------------------------
                                        1996          1995         1994
                                    ---------     ----------    ----------
Net cash flows from operating
  activities:
Net income(loss)                    $  42,165      $(94,766)    $  102,519
Adjustments to reconcile net
  income to net cash from
  operating activities:
    Amortization of deferred
      offering costs                  119,900        45,719        59,575
    Amortization of
      organization costs                  635           635           636
Changes in operating assets
  and liabilities:
    Accounts receivable                     -             -       139,064
    Accrued interest receivable             -           285          (285)
    Accounts payable                      (94)     (109,081)     (653,743)
    Prepaid expenses  	                  (163)            -             -
                                     --------      --------     ----------
Net cash provided by(used in)
  operating activities                162,443      (157,208)     (352,234)

Cash flows provided by(used in)
  investing activities:
    Additions to deferred
      offering costs                  (14,185)       (8,042)    (354,413)
    Recovery of deferred offering
      cash from issuer                 41,866             -            -
                                     ---------     --------     --------
Net cash provided by(used in)
  investing activities                 27,681        (8,042)    (354,413)

Cash flows used in financing
  activities -
    shareholder distributions         (40,000)   (1,187,200)           -
                                      --------   -----------    ---------
Net increase (decrease) in cash
  and cash equivalents                150,124    (1,352,450)    (706,647)

Cash and cash equivalents
  at beginning of year	                40,450     1,392,900    2,099,547
                                      --------    ---------   ----------
Cash and cash equivalents
  at end of year                     $190,574     $  40,450   $1,392,900
                                     ========     =========   ==========

See notes to financial statements


                   FUND AMERICA INVESTORS CORPORATION II
                       Notes to Financial Statements

Note 1.     The Company

     Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in activities relating to mortgage loans or mortgage loan certificates including other securities which are backed by mortgage loans further referred to as (the "Collateral"). Among the authorized business activities, the main focus is the issuance of bonds, in one or more series of mortgage pass-through certificates further referred to as (the "Bonds"), which are secured by the Collateral. To issue these bonds, the Company may acquire, hold, sell or pledge the Collateral, but typically these activities are transacted by beneficially owned trusts created by the Company.

     The Company will not either directly or indirectly through a beneficially owned trust engage in any business or investment activity other than, (i) issuing and selling the Bonds; (ii) investing cash balances on an interim basis in high quality short-term securities; (iii) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; and (iv) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

Note  2.  Summary of Significant Accounting Policies

     In connection with the issuance of Bonds, the Company generally will enter into a purchase agreement ("Purchase Agreement") with the seller of the Mortgage Assets or the Collateral. The Collateral is simultaneously conveyed by the Company to the trust issuing the Bonds pursuant to a pooling and servicing agreement ("Pooling Agreement"). Consequently, the purchase price for the Collateral payable to the seller is netted out from the proceeds realized from the sale of the Bonds. Accordingly, the Company's financial statements reflect the net result of the issuance and not the gross amounts attributable to the purchase price of the Collateral and the sales proceeds from the issuance of the Bonds.

     Costs of registering securities are deferred. As the Bonds are issued from the registered securities, costs are charged to operations. The charge is based on the ratio of bonds issued to securities registered but previously unissued.

     Fees from the Bond issuance transactions are recognized as revenue when the transactions close. All expenses of the transaction, including a portion of deferred offering costs, are charged to operations.

     For purposes of reporting cash flows, cash and cash equivalents include demand deposit accounts.

     Certain organizational costs incurred by the Company have been deferred and are being charged to operations over a period of five years.

     Net income per share is not presented, as all shares of common stock are held by a sole shareholder.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SFAS No. 107 "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company's financial instruments include: cash and cash equivalents, and accounts payable. The carrying amount of these assets and liabilities approximates their fair value.

     Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires companies to evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets under this pronouncement. The adoption of SFAS No. 121 did not result in any financial statement impact.

     Effective January 1, 1997, the Company will adopt the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as it relates to securitization of mortgage loans, mortgage backed securities and other mortgage collateral. There will be no effect on financial position or results of operations when SFAS No. 125 is adopted. Also, the Company does not expect SFAS No. 125 to change the accounting for future securitization issuances, to the extent such issuances are structured similarly to past transactions.

Note 3.     Income Taxes

     Under S Corporation guidelines of the Internal Revenue Code, the Company has elected to be treated substantially as a partnership for income tax purposes. As a result, the sole shareholder reports any taxable income or loss of the Company on his individual tax return. Accordingly, no provision for federal income taxes has been recorded in the financial statements.

Note 4.     Related Party Transactions

     The Company has engaged in various related party transactions as discussed below. Accordingly, the accompanying financial statements are not necessarily indicative of the financial position that would exist or the results of operations that would have occurred if the transactions had been with unaffiliated entities.

     The sole shareholder of the Company is also the sole shareholder, President and Director of The Chotin Group Corporation and Fund America Management Corporation ("FAMC"). On January 1, 1993, the Company entered into a Management Agreement with The Chotin Group Corporation (the "Facilities Manager"). This agreement remains in force until written termination of the agreement is presented by either party. As of December 31, 1996, no such notice of termination has been given or received by the Company. Under the terms of the agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The management fees paid during each of the three years ended December 31, 1996 were $24,000.

     The Company has a Master Repurchase Agreement with National Mortgage Corporation, an affiliated company by common control. Any repurchase balances are reported as a cash equivalent. As of December 31, 1996, there were no repurchase balances. The agreement allows the Company to purchase secured interests in residential mortgage loans at 95% of par value. Such purchase obligates NMC to repurchase the interest at 95% of par value plus interest calculated on the par value at the rate of one month LIBOR plus 2%.


Note  5.     CMO Information

     At December 31, 1996 and 1995, the outstanding principal balance of the Certificates and the amount of publicly and privately issued securities were as follows:

1996
-----------------------------------------------------------------------------
                       Total               Publicly              Privately
Series              Certificates            Issued                 Issued
-------            ------------           ------------          ------------
1993-A             $145,836,532           $139,958,774          $  5,877,758
1993-B               35,102,904             30,759,839             4,343,065
1993-C              226,780,034            226,780,034                     -
1993-E               91,332,184             83,415,455             7,916,729
1993-F               17,371,076             17,371,076                     -
1993-H               16,073,840             15,617,753               456,087
1993-J               59,447,223             56,515,835             2,931,388
1993-K                   10,000                      -                10,000
1994-A               15,721,585             14,490,388             1,231,197
1996-A              238,030,751            238,030,751                     -
                   ------------           ------------          ------------
Total              $845,706,129           $822,939,905           $22,766,224
                   ============           ============          ============

1995
-----------------------------------------------------------------------------
                        Total               Publicly            Privately
Series              Certificates            Issued               Issued
------             -------------          ------------         ------------
1993-A             $170,668,486           $163,498,436         $  7,170,050
1993-B               43,877,985             39,222,927            4,655,058
1993-C              241,467,886            241,467,886                    -
1993-E              124,825,012            116,266,863            8,558,149
1993-F               21,846,219             21,846,219                    -
1993-J               93,432,091             89,980,772            3,451,319
1993-H               22,847,157             21,764,727            1,082,430
1993-K                   10,000                      -               10,000
1994-A               26,413,605             24,834,225            1,579,380
                   ------------           ------------         ------------
Total              $745,388,441           $718,882,055         $ 26,506,386
                   ============           ============         ============

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE     None.

                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                  Position                                          Age
Steven B. Chotin      Director, Chairman, Chief Executive Officer
                      and President                                      49
Howard J. Glicksman   Director, Vice President and Assistant Secretary	  51
M. Garrett Smith      Director                                           35
Helen M. Dickens      Director, Vice President and Secretary             43
Kenneth S. Birnbaum   Vice President                                     52

     Steven B. Chotin, 49, has been a Director and the Chairman, Chief Executive Officer and President of the Company since its inception. Mr. Chotin has been President of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933, as amended (the "Act").

     Howard J. Glicksman, 51, has been a Director of the Company since 1995, Vice President since 1993 and Assistant Secretary since 1992. Mr. Glicksman has been Vice President since 1993, Assistant Secretary and General Counsel since 1989 of The Chotin Group Corporation. Prior to joining The Chotin Group Corporation, Mr. Glicksman was a partner in the Denver, Colorado law firm of Glicksman, Woodrow & Shaner. He currently holds bar and association memberships in Colorado and New York.

     M. Garrett Smith,CFA, 35, is currently Vice President - Corporate Acquisitions of MESA Inc. Mr. Smith has been associated with MESA Inc's top financial group for seven and half years, most recently serving as Vice President - Financial Planning. Previously Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

     Helen M. Dickens, 43, has been a Director of the Company since 1995, Vice President and Secretary of the Company since 1992. Ms. Dickens is also Vice President and Chief Operations Officer of The Chotin Group Corporation, positions she has held since 1989. Ms. Dickens served as Assistant Corporate Secretary and Administrative Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan company.

     Kenneth S. Birnbaum, 52, has been Vice President of the Company since 1993. Mr. Birnbaum is Vice President of The Chotin Group Corporation, a position he has held since 1990. He is also the Manager of The Chotin Group Corporation's Washington, D.C., office. Prior to joining The Chotin Group Corporation, Mr. Birnbaum was General Counsel of Bracy Williams & Company, a government affairs firm specializing in advising corporations on federal, financial, energy and transportation-related legislative and administrative matters. He is currently a member of the bar of the District of Columbia.

     Directors and Executive Officers are elected annually for a one year term.

ITEM 11.     EXECUTIVE COMPENSATION

     As of December 31, 1996, no executive officer had received any compensation exceeding $100,000.

     The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director a monthly fee of $150.00. No other officers or directors receive any compensation for their services.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

                                                     Amount and
                                                     Nature of      Percent
Title                                                Beneficial       of
of Class     Name and Address of Beneficial Owner   Ownership (1)    Class
---------    ------------------------------------   -------------   -------

Common       Steven B. Chotin                            349,000      100%
             6400 S. Fiddler's Green Circle
             Suite 1200
             Englewood, CO  80111

(1) Amount of such shares with respect to which persons indicated have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934: Zero.



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sole shareholder of the Company is also the sole shareholder, President and Director of The Chotin Group Corporation. On January 1, 1993, the Company entered into a Management Agreement with The Chotin Group Corporation (the "Facilities Manager"). This agreement remains in force until written termination of the agreement is presented by either party. As of December 31, 1996, no such notice of termination has been given or received by the Company. Under the terms of the agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The annual fee for the services is $24,000.

                                PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K
( a )(1)     Financial Statements
             -  Independent Auditors' Report
             -  Balance Sheets at December 31, 1996 and 1995
             - Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994
             - Statements of Shareholder's Equity for the Years Ended December 31, 1996, 1995 and 1994
             - Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994
             - Notes to Financial Statements for the Years Ended December 31, 1996, 1995 and 1994

( a )(2)     Financial Statement

                The financial statement schedules have been omitted because they are inapplicable.

( b )           Reports on Form 8-K

(1)             Form 8-K dated April 25, 1996, issuance of 1996-A

( c )           Exhibits

                Exhibit 27.  Financial Data Schedule

                          SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FUND AMERICA INVESTORS CORPORATION II
                                    (Registrant)


Date March 31, 1997                By:________________________________________
                                      Helen M. Dickens
                                      Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Steven B. Chotin     Director, Chairman, Chief Executive    March 31, 1997
Steven B. Chotin         Officer and President
                        (Principal Executive Officer)


/s/ Helen M. Dickens     Director, Vice President and
Helen M. Dickens         Treasurer (Principal Financial
                         Officer)                               March 31, 1997



/s/ Howard J. Glicksman  Director, Vice President and           March 31, 1997
Howard J. Glicksman      Assistant Secretary



/s/ Garrett Smith        Director                               March 31, 1997
Garrett Smith



/s/ Kenneth S. Birnbaum  Vice President                         March 31, 1997
Kenneth S. Birnbaum


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


     Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.