Form 10-Q
period 1997-06-30
FUND AMERICA INVESTORS CORP II
filed 1997-08-14
CIK 895730

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-Q


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997,

                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1997 -- 349,000 shares




                    FUND AMERICA INVESTORS CORPORATION II
                             FORM 10-Q FOR THE
                       SIX MONTHS ENDED JUNE 30, 1997


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






      PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

                       FUND AMERICA INVESTORS CORPORATION II
                                  BALANCE SHEETS
                                    (Unaudited)


                                         June 30,     December 31,
                                           1997           1996
                                         ________     ___________
      Assets
        Cash                             $175,299       $190,574
        Deferred offering costs           251,124        251,124
        Organizational costs, net             265            583
        Prepaid expenses                        -            163
                                         ________       ________

           Total assets                  $426,688       $442,444
                                         ========       ========

      Liabilities - accounts payable     $  2,010       $      -
                                         ________       ________

      Shareholder's equity
        Common stock, par value
        $.01 per share; 10,000 shares
        authorized; 349,000 shares
        issued and outstanding              3,490          3,490
        Retained earnings                 421,188        438,954
                                          _______        _______

          Total shareholder's equity      424,678        442,444
                                          _______        _______

          Total liabilities and
           shareholder's equity          $426,688       $442,444
                                         ========       ========



                                   Page 3



                       FUND AMERICA INVESTORS CORPORATION II
                             Statements of Operations
                                    (Unaudited)

                                 Three months ended      Six months ended
                                      June 30,               June 30,
                               ____________________    ___________________
                                1997           1996       1997        1996
                             ________      ________    _______    ________

  Revenue
   Issuance fee income       $     -       $193,335   $      -    $193,335
   Interest income             1,544          1,676      3,139       1,984
                             _______       ________   ________    ________
    Total revenue              1,544        195,011      3,139     195,319
                             _______       ________   ________    ________

  Expenses
    Deferred offering costs        -        119,900          -     119,900
    General and administrative   654          2,493      8,587       9,459
    Amortization of
    organization costs           159            159        318         318
    Management fees            6,000          6,000     12,000      12,000
                             _______       ________   ________    ________
    Total expenses             6,813        128,552     20,905     141,677
                             _______       ________   ________    ________

    Net income/(loss)        $(5,269)      $ 66,459   $(17,766)   $ 53,642
                             =======       ========   ========    ========


                                    Page 4



                     FUND AMERICA INVESTORS CORPORATION II
                            Statements of Cash Flows
                                   (Unaudited)

                                                    Six months ended
                                                         June 30,
                                                  _____________________
                                                    1997         1996
                                                 ________      ________
    Net cash flow used in
    operating activities:
      Net loss                                  $(17,766)      $ 53,642


    Adjustments to reconcile
    net loss to net cash flow
    from operating activities:
      Amortization deferred offering costs           163       119,900
  Amortization of organizational costs               318           318
      Changes in operating assets
      and liabilities:
       Accounts payable                            2,010       (    94)
                                                 _______       _______
    Net cash flow provided by/(used in)
    investing activities                         (15,275)      173,766
                                                 _______       _______

    Net cash provided by/(used in)
    investing activities:
      Reimbursements of deferred
      offering costs                                   -        41,866
      Increase in deferred offering costs              -       ( 5,826)
                                                 _______       _______
    Net cash flow provided by/(used in)
    investing activities                               -        36,040
                                                 _______       _______

    Net increase/(decrease) in cash              (15,275)      209,806

    Cash at beginning of period                  190,574        40,450
                                                 _______       _______

    Cash at end of period                       $175,299      $250,256
                                                ========      ========





                       FUND AMERICA INVESTORS CORPORATION II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      Six months ended June 30, 1997 and 1996

  1.  Basis of Presentation

      Organization

      Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations which are secured by collateral and Mortgage Pass-through Certificates representing beneficial interests in the collateral (both are collectively referred to as the "Securities"). The collateral for the Securities may include mortgage loans or mortgage loan pass-through certificates which are backed by mortgage loans. To issue the Securities, the Company may acquire, hold, sell or pledge the collateral, and typically such activities are transacted through trusts beneficially owned and created by the Company.

       The Company may not, either directly or indirectly, through a beneficially owned trust, engage in any business or investment activity other than (i) issuing and selling the Securities; (ii) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; (iii) investing and maintaining cash balances on an interim basis in high quality short-term securities; and
  (iv) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

       The Company currently has approximately $533 million registered and unissued Securities under its third registration statement which became effective March 28, 1996. The Company will continue to seek opportunities to utilize these remaining Securities.

       Currently, the Company is in the process of filing a fourth registration statement on Form S-3 with the Secrurities and Exchange Commission. The filing would register additional Securities available for issuance.

  2. Unaudited Financial Statements

       In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1997, and the results of its operations and cash flows for the periods ended June 30, 1997 and 1996.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Liquidity and Capital Resources

       The Company expects to fund its ongoing operations from its cash balances, revenue derived from the issuance of Securities, and, if necessary, with borrowings from its sole shareholder. As of June 30, 1997, $1,000,000 was available to be borrowed from the Company's shareholder under a Line of Credit dated April 3, 1995. Any borrowings will be subordinate and junior to any issued Securities.

       Results of Operations

       The Company reported a net loss for the six months ended June 30, 1997 of $17,766 as compared to a net income for the six months ended June 30, 1996 of $53,642. The primary difference in the results of operations between the two reporting periods is attributable to the issuance of one series of Securities completed in 1996.


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

         B.  Form 8-K - None


                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FUND AMERICA INVESTORS CORPORATION II
                                   (Registrant)


    Date:  August 14, 1997         By: /s/ Helen M. Dickens
                                   Helen M. Dickens
                                   Vice President, Secretary/Treasurer
                                   (Duly authorized and Principal
                                   Financial Officer