Form 10-Q
period 1997-09-30
FUND AMERICA INVESTORS CORP II
filed 1997-11-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 1997 -- 349,000 shares




                   FUND AMERICA INVESTORS CORPORATION II
                             FORM 10-Q FOR THE
                    NINE MONTHS ENDED SEPTEMBER 30, 1997


                                   INDEX



  PART I.  FINANCIAL INFORMATION                            PAGE NO.

           Item 1.   Financial Statements                      3

           Item 2.   Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                 8

  PART II.  OTHER INFORMATION

            Item 1.   Legal Proceedings                        9

            Item 2.   Changes in Securities                    9

            Item 3.   Defaults upon Senior Securities          9

            Item 4.   Submission of Matters to a Vote
                      of Security Holders                      9

            Item 5.   Other Information                        9

            Item 6.   Exhibits and Reports                     9

            SIGNATURES                                        10




                       PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                   FUND AMERICA INVESTORS CORPORATION II
                              BALANCE SHEETS
                                (Unaudited)


                                         September 30,     December 31,
                                             1997              1996
                                         ____________      ____________

  Assets
    Cash                                    $292,937         $190,574
    Deferred offering costs                  200,433          251,124
    Organizational costs, net                    106              583
    Prepaid expenses                               -              163
                                            ________         ________

       Total assets                         $493,476         $442,444
                                            ========         ========


  Liabilities - accounts payable                $ 10             $  -
                                            ________         ________

  Shareholder's equity
     Common stock, par value $.01 per share;
     10,000 shares authorized; 349,000
     shares issued and outstanding             3,490            3,490
    Retained earnings                        489,976          438,954
                                            ________         ________

       Total shareholder's equity            493,466          442,444
                                            ________         ________
       Total liabilities and
       shareholder's equity                 $493,476         $442,444
                                            ========         ========








                  FUND AMERICA INVESTORS CORPORATION II
                          Statements of Operations
                                (Unaudited)

                                   Three months ended   Nine months ended
                                       September 30,       September 30,
                                   __________________   _________________
                                      1997      1996      1997      1996
                                   ________   _______  ________   ________
  Revenue
   Issuance fee income             $125,995   $    -   $125,995   $193,335
   Interest income                    1,490    2,137      4,629      4,121
                                   ________   ______   ________   ________

         Total revenue              127,485    2,137    130,624    197,456
                                   ________   ______   ________   ________

  Expenses
   Deferred offering costs           50,995        -     50,995    119,900
   General and administrative         1,543      459     10,130      9,917
   Amortization of organization
   costs                                159       159        477       477
   Management fees                    6,000     6,000     18,000    18,000
                                    _______   _______   ________   _______

         Total expenses              58,697     6,618     79,602   148,294
                                    _______   ________   _______   _______

         Net income/(loss)          $68,788   $(4,481)   $51,022   $49,162
                                    =======   =======    =======   =======





                   FUND AMERICA INVESTORS CORPORATION II
                          Statement of Cash Flows
                                (Unaudited)

                                          Nine months ended
                                             September 30,
                                   _____________________________
                                       1997                1996
                                   ________             ________
  Net cash flow from
  operating activities:

    Net income                     $ 51,022             $ 49,162

   Adjustments to reconcile net
   income to net cash flow
   from operating activities:
    Amortization of organizational
    costs                               477                  477
    Deferred offering costs          50,995              119,900
    Changes in operating assets
    and liabilities:
       Prepaid expenses                 163                    -
       Accounts payable                  10                   56
                                    _______               _______
  Net cash flow provided by
  operating activities              102,667               169,595
                                    _______               _______

  Net cash provided by/(used in)
  investing activities:
    Reimbursements of deferred
    offering costs                        -                41,866
    Increase in deferred
    offering costs                   (  303)             ( 13,360)
                                    _______               _______
  Net cash flow provided by/
  (used in) investing activities     (  303)               28,506
                                    _______               _______

  Net increase in cash              102,364               198,101

  Cash at beginning of period       190,574                40,450
                                   ________              ________

  Cash at end of period            $292,938              $238,551
                                   ========              ========





                   FUND AMERICA INVESTORS CORPORATION II
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
               Nine months ended September 30, 1997 and 1996

  1.  Basis of Presentation

  Organization

  Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issuable in one or more series, from time to time, by the Company in accordance with the provisions in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

  The Securities of each series can be issued by the Company, but typically the Company forms a separate trust to act as the issuer solely for the purpose of issuing one series. Series of Securities which include Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. Series of Securities which include Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificateholders within each series of Securities are produced from the related trust property. The property or assets within each trust are comprised of mortgage-related assets as defined in each of the series' related prospectus supplements.

  The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than (i) issuing and selling the Securities; (ii) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; (iii) investing and maintaining cash balances on an interim basis in high quality short-term securities; and (iv) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

  Issuance of Securities

  At the beginning of the third quarter ended September 30, 1997, the Company has $533 million registered and unissued Securities remaining on its Registration Statement No. 33-73748. During the third quarter, the Company issued $122 of these Securities through Fund America Investors Trust 1997-NMC1. This owner trust was established by the Company on September 1, 1997, specifically for the purpose of issuing these Securities.


  As described in the Prospectus Supplement dated September 17, 1997, the Securities issued by Fund America Investors Trust 1997-NMC1 are Collateralized Mortgage Obligations, Series 1997-NMC1 Bonds. The Bonds represent non-recourse obligations of the trust. The trust property consisting of a pool of adjustable rate mortgage loans has been pledged to secure the Bonds.

  The mortgage loans in Series 1997-NMC1 were originated or acquired by National Mortgage Corporation ("NMC"), an affiliate of the Company. In addition to NMC's participation as the seller of the mortgage loans in this series, NMC is servicing the mortgage loans and is the holder, through a wholly-owned subsidiary, of the residual interest that represents all of the beneficial ownership interest in Fund America Investors Trust 1997-NMC1.

  The Company and National Mortgage Corporation are affiliated through common control.

  Activity on Registration Statements

  At the end of the third quarter, $411 million registered and unissued Securities remain on the Company's Registration Statement No. 33-73748.

  The Company filed its fourth Registration Statement No. 333-33823 on Form S-3 with the Securities and Exchange Commission. The filing, submitted on August 15, 1997, registered $1 million in Securities to be offered on a delayed or continuous basis.

  As of September 30, 1997, Registration Statement No. 333-33823 was subject to completion or amendment. At such time when the registration statement is completed, the Company will file an amendment which specifically states that this Registration Statement will become effective in accordance with Section 8(a) of the Securities Act of 1933, as amended (the "Act") or as determined by the Commission.

  Subsequent to the third quarter ended September 30, 1997, Amendment No. 1 to Form S-3, Registration Statement No.333-33823 was filed on October 28, 1997. This amendment increased the amount of Securities being registered by $500 million.

  Registration Statement No. 333-33823 was declared effective by the Commission on October 30, 1997, and pursuant to rule 429 of the Act, the prospectus included therein is a combined prospectus relating also to Registration Statement No. 33-73748.


  2. Unaudited Financial Statements

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1997, and the results of its operations and cash flows for the periods ended September 30, 1997 and 1996.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

  The Company expects to fund its ongoing operations from its cash balances, revenue derived from the issuance of Securities, and, if necessary, with borrowings from its sole shareholder. As of September 30, 1997, $1,000,000 was available to be borrowed from the Company's shareholder under a Line of Credit dated April 3, 1995. Any borrowings will be subordinate and junior to any issued Securities.

  Results of Operations

  The Company does not have any significant assets other than cash held for operations and capitalized deferred offering costs. Major operating activity is initiated from the issuance of Securities or the preparation in registering Securities to be issued. Costs incurred with registering Securities are capitalized until such time the Securities are issued in an offering.

  Net income may fluctuate from period to period based on the use of the Company's registered and unissued Securities. The Company generally charges the issuer of a series of Securities a flat fee and a proportionate share of deferred costs associated with its registration statement.

  Typically, periods reporting net income are the result of issuance fees earned by the Company for the use of its shelf registration. Conversely in periods reflecting net losses, no issuance fees were earned and the loss is the result of fixed general and administrative expenses.

  For the three months ended September 30, 1997, the Company reported net income of $68,788 compared to a net loss of $4,481 for the three months ended September 30, 1996. The issuance fees that were earned during third quarter in 1997 is the primary difference between the two reporting periods.

  For the nine months ended September 30, 1997, net income of $51,022 is comparable to net income of $49,162 reported for the nine months ended September 30, 1996. Both of these periods reflected issuance fees earned from the issuance of one series of Securities.

                      PART II. OTHER INFORMATION



  Item 1.  Legal Proceedings

           None.

  Item 2.  Changes in Securities

           None.

  Item 3.  Defaults Upon Senior Securities

           None.

  Item 4.  Submission of Matters to a Vote of Security Holders

           None.

  Item 5.  Other Information

           None.

  Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

               Exhibit 27. Financial Data Schedule

           (b) Form 8-K

               - Filing dated September 18, 1997 attaching computational materials for Fund America Investors Trust 1997-NMC1 Collateralized Mortgage Obligations, Series 1997-NMC1 and other exhibits.

               - Filing dated September 24, 1997 attaching as an exhibit, Form of Indenture and Form T-1 Statement of Eligibility.

               - Filing dated September 29, 1997 attaching as an exhibit, consent of Deloitte & Touche LLP (regarding financial statements).


                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FUND AMERICA INVESTORS CORPORATION II
                                     (Registrant)


  Date:    November 14, 1997          By: /s/ Helen M. Dickens

                                         Helen M. Dickens
                                         Vice President,Secretary/Treasurer