Form 10-K
period 1997-12-31
FUND AMERICA INVESTORS CORP II
filed 1998-03-31
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K



[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______



Commission File No.:  33-73748


                       FUND AMERICA INVESTORS CORPORATION II
             (Exact name of registrant as specified in its charter)

             Delaware                                    84-1218906
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               identification number)


   6400 S. Fiddler's Green Circle, Suite 1200B, Englewood, Colorado  80111
                      (Address of principal executive offices)

     Registrant's telephone number including area code:  (303) 290-6025

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 1997: $0.00.

The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 27, 1998 was 349,000 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None



                                   PART I

ITEM 1.		BUSINESS

Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company in accordance with the provisions in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

The Securities of each series can be issued by the Company, but typically the Company forms a separate trust to act as the issuer solely for the purpose of issuing a series. A series of Securities that include Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. A series of Securities that include Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificateholders within each series of Securities is produced from the related trust property. The property or assets within each trust are comprised of mortgage-related assets as defined in each of the series' related prospectus supplements.

The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than to;
(1) issue and sell Bonds; (2) purchase, own, hold, pledge or sell Collateral or other mortgage-related assets; (3) invest and maintain cash balances on an interim basis in high quality short-term securities; and (4) engage in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

At the beginning of 1997, $533 million registered and unissued Securities remained on the Company's Registration Statement No. 33-73748. During 1997, the Company filed its fourth Registration Statement No. 333-33823, on Form S-3 with the Securities and Exchange Commission.

Registration Statement No. 333-33823, submitted on August 15, 1997, registered $1 million in Securities to be offered on a delayed or continuous basis. Amendment No. 1 to Form S-3, Registration Statement No. 333-33823 was filed on October 28, 1997. This amendment increased the amount of Securities being registered by $500 million.

Registration Statement No. 333-33823 was declared effective by the Commission on October 30, 1997, and pursuant to rule 429 of the Act, the prospectus included therein is a combined prospectus relating also to Registration Statement
No. 33-73748. The total unissued and remaining securities at December 31, 1997 is $933 million.

To date, the Company has issued fifteen series of Bonds for an aggregate initial principal amount of $2.1 billion. In 1996 and prior years, the Company issued an aggregate of $2 billion in initial principal amount of Bonds. During 1997, one bond series was issued for an initial principal amount of $122 million. The Company does not have any further obligations in connection with the issuance of these Bonds. Under generally accepted accounting principles, such issuances are considered to be a direct sale of the Collateral.

ITEM 2.      PROPERTIES     The Company has no material physical properties.

ITEM 3.      LEGAL PROCEEDINGS     None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                Page 2

                                PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

            There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.


ITEM 6.     SELECTED FINANCIAL DATA


                                  Year Ended December 31,
                     ----------------------------------------------------
                       1997       1996        1995       1994        1993
                     -------    -------     -------    -------   ---------

Income Statement Data:

Revenue             $132,196    $199,448    $ 26,538   $  788,133  $5,346,907

Net income(loss)     $24,035     $42,165    ($94,766)  $  102,519  $1,170,444

Net income(loss)
Per share of
common stock              (1)         (1)         (1)          (1)         (1)

Balance Sheet Data:

Total assets         $475,280   $442,444    $440,373   $1,871,994  $2,423,218

Shareholder's equity $466,479   $442,444    $440,279   $1,722,245  $1,619,726

(1) Not presented, as all shares of common stock are held by a sole shareholder.




                                    Page 3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.      General

To date, the Company has issued fifteen series of registered Pass-Through Certificates aggregating $2,088,993,870 in initial amount of all the issuances. As of December 31, 1997, eleven series of Bonds remain out-standing. The following list consists of only those outstanding series shown with the initial issuance amounts.

Series     Amount           Collateral
----------------------------------------
1993-A     $262,435,000     Trust consisting primarily of adjustable rate one-
                            to-four family, first lien mortgage loans

1993-B     $ 77,409,000     Trust consisting primarily of adjustable rate one-
                            to-four family, first lien mortgage loans

1993-C     $319,000,000     Trust consisting of FNMA and FHLMC Securities;
                            private mortgage backed securities including certain residual interest securities; principal component of bonds issued by the Resolution Funding Corporation
                           ("RFCO Strips")

1993-E     $190,145,165     Trust consisting primarily of adjustable rate one-
                            to- four family, first lien mortgage loans

1993-F     $  50,845,601     Trust consisting primarily of Fixed-rate, closed-
                             end, simple interest, residential first and second mortgage loans and deed of trust loans

1993-H     $  45,634,831     Trust consisting primarily of adjustable rate one-
                             to-four family, first lien mortgage loans

1993-J     $150,069,158      Trust consisting primarily of adjustable rate one-
                             to-four family, first lien mortgage loans

1993-K    $  88,010,000      Trust consisting of FNMA and FHLMC Securities;
                             private mortgage backed securities

1994-A    $  44,599,100      Trust consisting primarily of adjustable rate one-
                             to-four family, first lien mortgage loans

1996-A     $295,315,915      Trust consisting of adjustable rate, conventional
                             first lien mortgage loans and fixed rate, second lien mortgage loans

1997-NMC1  $121,765,000      Trust assets consisting of adjustable rate mortgage
                             loans that are secured by first lien mortgages on one-to four family residential property.


                                Page 4

ITEM 7.     CONTINUED


2.     The Year 2000 Issue

With the year 2000 approaching, potential computer failures and errors may occur due to problems with the computerized recognition of date codes. The Company is currently in the process of assessing systems to address this issue, and to determine the extent that any problem may pose to operations of the Company. All operations are essentially driven by the issuance of securities. The Company has identified three areas of potential concern including the registration of securities, the issuance of securities, and administrative operations.

The preparation, filing, and follow-up of the registration and issuance processes are typically hired out to firms that specialize in these services. The potential limitations of critical systems relied upon from retained third parties for the registration and issuance of securities will not be known until further investigation and inquiries have been finished.

To determine external vulnerability with out-sourced providers, communications will be initiated by May 1998. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's operations. Furthermore, no guarantee can be made for third party suppliers remediation of their own Year 2000 compliance.

The third area includes administrative systems that are supported by The Chotin Group Corporation (TCG), a related party. TCG provides the Company with office facilities and administrative functions. Current status of TCG's systems will be provided along with a detailed compliance plan for remediation of systems that require updating or upgrading. A status report should be received by June 1998.

Without a reasonably complete assessment of systems that could be vulnerable to problems, the Company does not have reasonable basis to conclude that the Year 2000 compliance issue will not likely have an operational impact on the Company. In addition, without a reasonably conclusive basis, reported finan-cial information will not necessarily be an indication of future operating results or future financial condition. However, due to the fact that all systems are hired out, the Company does not expect to incur any direct cost that would materially affect its financial condition.

3.     Liquidity and Capital Resources

The Company expects to fund ongoing operations from working capital and revenues derived from the issuance of Securities. Management's expectations are that the activity of issuing Securities will increase in volume for 1998 and on. The Company's remaining and unissued-registered securities are anticipated to be utilized by an affiliated mortgage company under common control and other third party issuers.


                               Page 5

ITEM 7.   CONTINUED

4.     Results of Operations

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

Typically, periods reporting net income are the result of issuance fees earned by the Company for the use of its shelf registration. Conversely, in periods reflecting net losses, no issuance fees were earned and the loss is the result of fixed general and administrative expenses.

An evaluation of long-lived assets at December 31, 1997 resulted in impairment of the Company's deferred offering costs. It was determined that costs in excess of the currently accepted market pass-through costs should be charged to net income. The net impairment charged to operations in 1997 was $18,503.

The Company reported net income for the year ended December 31, 1997 of $24,035 compared to net income of $42,165 for the year ended December 31, 1996 and net
loss of $94,766 for the year ended December 31, 1995.   In both 1997 and 1996,
issuance fees were earned, however in 1997, results of operations were reduced by the impairment of $18,503. In 1995, the Company did not generate any issuance fees and reported a net operating loss as a result.


                              Page 6

         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Fund America Investors Corporation II
Englewood, Colorado 80111


We have audited the accompanying balance sheets of Fund America Investors Corporation II as of December 31, 1997 and 1996, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP




Denver, Colorado
February 27, 1998


                                Page 7


                       FUND AMERICA INVESTORS CORPORATION II
                                  Balance Sheets


                                             December 31,
                                        -----------------------
                                           1997          1996
                                        --------       --------

Assets
  Cash and cash
   equivalents (Note 2)                 $110,311       $190,574
  Deferred offering costs,
   net (Note 2)                          364,797        251,124
  Deferred organization costs, net             -            583
  Prepaid expenses                           172            163
                                        --------       --------
Total assets                            $475,280       $442,444
                                        ========       ========


Liabilities - Accounts payable          $  8,801       $      -
                                        --------       --------

Shareholder's equity
  Common stock, par value $.01
    per share; 1,000,000 shares
    authorized; 349,000 shares
    issued and outstanding                 3,490         3,490
  Retained earnings                      462,989       438,954
                                         -------       -------
Total shareholder's equity               466,479       442,444
                                         -------       -------
Total liabilities and
shareholder's equity                    $475,280      $442,444
                                        ========      ========


See notes to financial statements


                                   Page 8


                     FUND AMERICA INVESTORS CORPORATION II
                           Statements of Operations



                                      Year Ended December 31,
                                 -------------------------------
                                    1997         1996        1995
                                 --------     --------     --------
Revenue
  Pass-through certificate
    issuance fees                $125,995     $193,335     $      -
  Interest                          6,201        6,113       26,538
                                 --------     --------     --------
     Total revenue                132,196      199,448       26,538
										                       --------     --------     --------

Expenses
  Amortization of deferred
    offering costs                 50,995      119,900       45,719
  Pass-through certificate
    issuance expenses                   -            -        7,140
  General and administrative       14,663       13,383       44,445
  Management fees (Note 4)         24,000       24,000       24,000
  Impairment of long-lived
    assets (Note 2)                18,503            -            -
                                  -------      -------      -------

Total expenses                    108,161      157,283      121,304
										                        -------     --------     --------

Net Income(loss)                 $ 24,035     $ 42,165     $(94,766)
                                 ========     ========     ========



See notes to financial statements



                                  Page 9



                     FUND AMERICA INVESTORS CORPORATION II
                      Statements of Shareholder's Equity
                  Years ended December 31, 1997, 1996 and 1995


                        Common Stock   Additional                    Share-
                    Number of      Par    Paid-in     Retained     holder's
                       Shares    Value    Capital     Earnings   Equity-Net
                     --------   ------   --------   ----------   ----------

Balance at
  January 1, 1995     349,000   $3,490   $445,510   $1,273,245   $1,722,245
Shareholder
 distributions              -        -   (445,510)    (741,690)  (1,187,200)
Net loss                    -        -          -      (94,766)     (94,766)
                      -------   ------   ---------   ---------   ----------

Balance at
  December 31, 1995   349,000    3,490          -      436,789      440,279
Shareholder
 Distributions              -        -          -      (40,000)     (40,000)
Net income                  -        -          -       42,165       42,165
                      -------   ------   --------    ---------   ----------

Balance at
  December 31, 1996   349,000    3,490          -      438,954      442,444
Net income                  -        -          -       24,035       24,035
                      -------   ------	  --------    ---------   ---------

Balance at
  December 31, 1997   349,000   $3,490   $      -    $ 462,989    $ 466,479
                      =======   ======   ========    =========    =========


See notes to financial statements



                                    Page 10


                         FUND AMERICA INVESTORS CORPORATION II
                                STATEMENTS OF CASH FLOWS


                                            Year ended December 31,
   			                                ----------------------------------
                                       1997          1996          1995
                                      ------        ------        ------

Net cash flows from operating
  activities:

Net income (loss)                   $ 24,035      $ 42,165     $ (94,766)
  Adjustments to reconcile
   net income(loss) to net cash
   from operating activities:
    Amortization of deferred
      offering costs                  50,995       119,900        45,719
    Amortization of
      organization costs                 583           635           635
    Impairment of deferred
      offering costs                  18,503             -             -
  Changes in operating assets
   and liabilities:
    Accrued interest receivable            -             -           285
    Accounts payable                   8,801           (94)     (109,081)
    Prepaid expenses                      (9)         (163)            -
                                    --------      --------      --------
Net cash provided by (used in)
  operating activities:              102,908       162,443      (157,208)



Cash flows provided by
  (used in) investing
  activities:
    Additions to deferred
      offering costs                (183,171)      (14,185)       (8,042)
    Recovery of deferred
      offering costs from issuer           -        41,866             -
                                    --------       -------       -------
Net cash provided by
  (used in) investing activities    (183,171)       27,681        (8,042)


Cash flows used in financing
 activities -
    Shareholder distributions              -       (40,000)   (1,187,200)
                                    --------       -------     ---------

Net increase (decrease)
  in cash and cash equivalents      (80,263)       150,124    (1,352,450)
Cash and cash equivalents
  at beginning of year              190,574         40,450     1,392,900
                                   --------       --------    ----------

Cash and cash equivalents
  at end of year                   $110,311       $190,574    $   40,450
                                   ========       ========    ==========


See notes to financial statements




                                    Page 11

                       FUND AMERICA INVESTORS CORPORATION II
                           Notes to Financial Statements


Note 1.     The Company

Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company in accordance with the provisions in the prospec-tus and series-related prospectus supplement of the Company's latest effective registration statement.

The Securities of each series can be issued by the Company, but typically the Company forms a separate trust to act as the issuer solely for the purpose of issuing a series. A series of Securities that include Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. A series of Securities that include Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificateholders within each series of Securities is produced from the related trust property. The property or assets within each trust are comprised of mortgage-related assets as defined in each of the series' related prospectus supplements.

The Company will not, either directly or indirectly through a beneficially owned trust engage in any business or investment activity other than to; (1) issue and sell Bonds; (2) invest cash balances on an interim basis in high quality short-term securities; (3) purchase, own, hold, pledge or sell Collateral or other mortgage-related assets; (4) engage in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

Note 2.     Summary of Significant Accounting Policies

In connection with the issuance of Bonds, the Company generally will enter into a purchase agreement ("Purchase Agreement") with the seller of the Mortgage Assets or the Collateral. Simultaneously, the Collateral is conveyed, by the Company, to the trust who issues the Securities, pursuant to a pooling and servicing agreement ("Pooling Agreement"). Correspondingly, the purchase price for the Collateral payable to the seller is netted out from the proceeds realized from the sale of the Bonds. Therefore, the Company's financial statements reflect the net result of the issuance and not the gross amounts attributable to the purchase price of the Collateral and the sales proceeds from the issuance of the Bonds.

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


                                Page 12

Certain organizational costs incurred by the Company have been deferred and have been charged to operations over a five-year period.

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

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" requires companies to evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered
long-lived assets under this pronouncement.   An evaluation of long-lived
assets at December 31, 1997 resulted in impairment of the Company's deferred offering costs. It was determined that costs in excess of the currently accepted market pass-through costs should be charged to net income. The net impairment charged to operations in 1997 was $18,503.

Effective January 1, 1997, the Company adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as it relates to securitization of mortgage loans, mortgage backed securities and other mortgage collateral. There was no effect on the financial position or results of operations of the Company as a result of SFAS No. 125. The Company does not expect SFAS No. 125 to change the accounting of issuances for future securitizations, to the extent such issuances are structured similarly to past transactions.

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

The sole shareholder of the Company is also the sole shareholder, President and Director of The Chotin Group Corporation and Fund America Management Corporation ("FAMC"). On January 1, 1993, the Company entered into a Man-agement Agreement with The Chotin Group Corporation (the "Facilities Manager"). This agreement remains in force until written termination of the agreement is presented by either party. As of December 31, 1997, no such notice of term-ination has been given or received by the Company. Under the terms of the agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The management fees paid during each of the three years ended December 31, 1997 were $24,000.


                                 Page 13

At January 1, 1997, FAMC was performing duties under a pooling agreement as certificate administrator on one bond issuance, FAIC II series 1993-K, for the Company. On October 31, 1997 under the provisions of the second amendment to pooling agreement, the Company and State Street Bank and Trust Company, Trustee for FAIC II Series 1993-K, accepted FAMC's resignation as certificate administrator.

The mortgage loans in Series 1997-NMC1, issued in 1997, were originated or acquired by National Mortgage Corporation ("NMC") an affiliate of the Company. In addition to NMC's participation as the seller of the mortgage loans in this series, NMC is servicing the mortgage loans and is the holder, through a wholly owned subsidiary, of the residual interest that represents all of the beneficial ownership interest in Fund America Investors Trust 1997-NMC1.

Note 5.     CMO Information

At December 31, 1997 and 1996, the outstanding principal balance of the Certificates and the amount of publicly and privately issued securities were as follows:


      1997
      --------------------------------------------------------------
	                       	Total	           Publicly        Privately
      Series      Certificates	             Issued	          Issued
      ------      ------------        ------------       ----------
      1993-A      $120,745,478        $115,889,343       $4,856,135
      1993-B        25,768,640          21,813,103        3,955,537
      1993-C       215,317,630         215,317,630                -
      1993-E        65,943,839          59,705,590        6,238,249
      1993-F        11,181,845          11,181,845                -
      1993-H        11,653,426          11,596,528           56,898
      1993-J        40,643,162          38,738,284        1,904,878
      1993-K            10,000                   -           10,000
      1994-A        10,284,418           9,045,889        1,238,529
      1996-A       151,877,854         151,877,854                -
      1997-NMC1    114,983,630         114,983,630                -
                  ------------        ------------			   -----------

      Total       $768,409,922        $750,149,696      $18,260,226
                  ------------        ------------      -----------

      1996
      ------------------------------------------------------------
                         Total           Publicly        Privately
      Series      Certificates             Issued           Issued
      ------      ------------       ------------       ----------
      1993-A      $145,836,532       $139,958,774       $5,877,758
      1993-B        35,102,904         30,759,839        4,343,065
      1993-C       226,780,034        226,780,034	               -
      1993-E        91,332,184        83,415,455	        7,916,729
      1993-F        17,371,076        17,371,076	                -
      1993-H        16,073,840        15,617,753	          456,087
      1993-J        59,447,223        56,515,835	        2,931,388
      1993-K            10,000                  -           10,000
      1994-A        15,721,585         14,490,388        1,231,197
      1996-A       238,030,751        238,030,751                -
                  ------------       ------------      -----------

      Total       $845,706,129       $822,939,905  	   $22,766,224
				              ============       ============      ===========

                                Page 14

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE     None.


                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Position                               								Age

Steven B. Chotin        Director, Chairman, Chief Executive Officer
                        and President                                   50
Howard J. Glicksman     Director, Vice President and Assistant
                        Secretary                                       52
M. Garrett Smith        Director                                        36
Helen M. Dickens        Director, Vice President and Secretary          44
Kenneth S. Birnbaum     Vice President                                  53
Annel Henderson         Controller, Principal Accounting Officer        36


Steven B. Chotin, 50, has been a Director and the Chairman, Chief Executive Officer and President of the Company since its inception. Mr. Chotin has been President of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc., from 1992 to 1994. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933, as amended (the "Act").

Howard J. Glicksman, 52, has been a Director of the Company since 1995,
Vice President since 1993 and Assistant Secretary since 1992. Mr. Glicksman has been Vice President since 1993, Assistant Secretary and General Counsel since 1989 of The Chotin Group Corporation. Prior to joining The Chotin Group Corporation, Mr. Glicksman was a partner in the Denver, Colorado law firm of Glicksman, Woodrow & Shaner. He currently holds bar and association member-ships in Colorado and New York.

M. Garrett Smith, 36, is currently Executive Vice President and Chief Financial Officer of Pioneer Natural Resources Company, a Dallas-based company. Mr. Smith has been associated with Pioneer's top financial group for eight years, most recently serving as Senior Vice President - Corporate Acquisitions. Previously, Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

Helen M. Dickens, 44, has been a Director of the Company since 1995, Vice President and Secretary of the Company since 1992. Ms. Dickens is also Vice President and Chief Operations Officer of The Chotin Group Corporation, positions she has held since 1989. Prior to joining The Chotin Group, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan company.

Kenneth S. Birnbaum, 53, has been Vice President of the Company since 1993.
Mr. Birnbaum is Vice President of The Chotin Group Corporation, a position he has held since 1990. He is also the Manager of The Chotin Group Corporation's Washington, D.C., office. Prior to joining The Chotin Group Corporation, Mr. Birnbaum was General Counsel of Bracy Williams & Company, a government affairs firm specializing in advising corporations on federal, financial, energy and transportation-related legislative and administrative matters. He is currently a member of the bar of the District of Columbia.

Annel Henderson, 36, has been the Controller of the Company since 1992 and the Principal Accounting Officer since 1995. Mrs. Henderson has been the Controller of The Chotin Group Corporation since 1992. Prior to 1992, she was Accounting Manager of Community Holdings Corporation.

Directors and Executive Officers are elected annually for a one-year term.


                                 Page 15

ITEM 11.     EXECUTIVE COMPENSATION

As of December 31, 1997, no executive officer had received any compensation exceeding $100,000.

The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director a monthly fee of $150.00. No other officers or directors receive any compensation for their services.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                     Amount and
                                                      Nature of
Title                                                Beneficial    Percent of
of Class   Name and Address of Beneficial Owner    Ownership (1)     Class
--------   ------------------------------------    -------------   ---------
Common     Steven B. Chotin                           349,000         100%
           6400 S. Fiddler's Green Circle
           Suite 1200
           Englewood, CO  80111

(1) Amount of such shares with respect to which persons indicated have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under
the Securities Exchange Act of 1934:    Zero.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to this Item is incorporated herein by reference in
Item 8, "Financial Statements and Supplementary Data" under Note 4 "Related Party Transactions."


                                 Page 16

                                  PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
             FORM 8-K

( a )(1)     Financial Statements
     	       -  Independent Auditors' Report
             -  Balance Sheets at December 31, 1997 and 1996
             -  Statements of Operations for the Years Ended
                December 31, 1997, 1996 and 1995
             -  Statements of Shareholder's Equity for the Years
                Ended December 31, 1997, 1996 and 1995
             -  Statements of Cash Flows for the Years Ended
                December 31, 1997, 1996 and 1995
             -  Notes to Financial Statements

( a )(2)     Financial Statement Schedules

             The financial statement schedules have been omitted because they are inapplicable.

( b )        Reports on Form 8-K

             Form 8-K filing reported the issuance of Fund America Investors Trust 1997-NMC1 and attached various schedules on October 14, 1997.

( c )        Exhibits

             Exhibit 27. Financial Data Schedule



                                       Page 17

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FUND AMERICA INVESTORS CORPORATION II
                                   (Registrant)


Date:	 March 27, 1998               By:   /s/ Helen  M. Dickens
                                          ---------------------------
                                          Helen M. Dickens
                                          Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Steven B. Chotin      Director, Chairman, Chief          March 27, 1998
    -----------------     Executive Officer and President
    Steven B. Chotin      (Principal Executive Officer)


/s/ Helen M. Dickens      Director, Vice President and       March 27, 1998
    -----------------     Treasurer (Principal Financial Officer)
    Helen M. Dickens



/s/ Howard J. Glicksman   Director, Vice President and       March 27, 1998
    -------------------   Assistant Secretary
    Howard J. Glicksman



/s/ M. Garrett Smith      Director                           March 27, 1998
    --------------------
    M. Garrett Smith


/s/ Kenneth S. Birnbaum   Vice President                     March 27, 1998
    -------------------
    Kenneth S. Birnbaum



/s/ Annel Henderson       Principal Accounting Officer       March 27, 1998
    -------------------
    Annel Henderson



                                 Page 18

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.