Form 10-Q
period 1998-03-31
FUND AMERICA INVESTORS CORP II
filed 1998-05-15
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 1998-- 349,000 shares




                 FUND AMERICA INVESTORS CORPORATION II
                           FORM 10-Q FOR THE
                   THREE MONTHS ENDED MARCH 31, 1998


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



                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FUND AMERICA INVESTORS CORPORATION II
                            BALANCE SHEETS
                              (Unaudited)

                                      March 31,             December 31,
                                        1998                    1997
                                     ----------             ------------
Assets
  Cash                               $   95,423             $  110,311
  Deferred offering costs               364,797                364,797
  Prepaid expenses                            -                    172
                                     ----------             ----------
     Total assets                    $  460,220             $  475,280
                                     ==========             ==========


Liabilities - accounts payable       $    7,140             $    8,801
                                     ----------             ----------

Shareholder's equity
  Common stock, par value $.01
    per share; 10,000 shares
    authorized; 349,000 shares
    issued and outstanding                3,490                  3,490
  Retained earnings                     449,590                462,989
                                     ----------             ----------
  Total shareholder's equity            453,080                466,479
                                     ----------             ----------
Total liabilities and
    shareholder's equity             $  460,220             $  475,280
                                     ==========             ==========



See notes to financial statements





                   FUND AMERICA INVESTORS CORPORATION II
                          Statements of Operations
                                (Unaudited)

                                                  Three months ended
                                                       March 31,
                                           --------------------------------
                                              1998                  1997
                                           ----------            ----------
Revenue
 Interest income                           $   1,168             $   1,595
                                           ---------             ---------
       Total revenue                           1,168                 1,595
                                           ---------             ---------


Expenses
 General and administrative                    8,160                 7,933
 Legal fees                                      408                   159
 Management fees                               6,000                 6,000
                                           ---------             ---------
       Total expenses                         14,568                14,092
                                           ---------             ---------

       Net loss                            $ (13,400)            $ (12,497)
                                           =========             =========


See notes to financial statements



                                  Page 4



                    FUND AMERICA INVESTORS CORPORATION II
                          Statements of Cash Flows
                                (Unaudited)

                                                  Three months ended
                                                       March 31,
                                           -------------------------------
                                              1998                  1997
                                           ---------             ---------

Net cash flow used in operating
    activities:
 Net loss                                  $ (13,400)           $ (12,497)
  Adjustments to reconcile net loss
     to net cash flow from operating
     activities:
    Amortization of organizational costs           -                  159
  Changes in operating assets and
    liabilities:
         Prepaid expenses                        172                  163
         Accounts payable                     (1,660)               6,843
                                           ---------            ---------
Net cash flow used in operating
    activities                               (14,888)              (5,332)
                                           ---------            ---------

Net decrease in cash                         (14,888)              (5,332)

Cash at beginning of period                  110,311              190,574
                                           ---------            ---------
Cash at end of period                      $  95,423            $ 185,242
                                           =========            =========


See notes to financial statements


                                    Page 5


                     FUND AMERICA INVESTORS CORPORATION II
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                   Three months ended March 31, 1998 and 1997


1.  Basis of Presentation

Organization

     Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corpor-ation. The Company was established to engage in the issuance and administra-tion of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securi-ties"). The Securities are issued in one or more series, from time to time, by the Company in accordance with the provisions in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

     The Securities of each series can be issued directly by the Company, but typically the Company forms a separate trust to act as the issuer solely for the purpose of issuing a series of Securities. A series of Securities that consist of Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. A series of Securities that consist of Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificateholders within each series of Securities is produced from the related trust property. The trust property is generally comprised of mortgage loans and/or mortgage-related assets as described in each of the series' related prospectus supplements.

     The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than to; (1) issue and sell Bonds; (2) purchase, own, hold, pledge or sell mortgage loans or other mortgage-related assets; (3) invest and maintain cash balances on an interim basis in high quality short-term securities; and (4) engage in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

     In the first quarter ended March 31, 1998, there was no activity on the Company's fourth Registration Statement No. 333-33823. The total unissued Securities remained at $933 million for the first quarter. However, subsequent to the first quarter, the Company issued one series of Securities (Fund America Investors Corporation II, Pass-Through Certificates, Series 1998-A), on April 29, 1998 for $60 million. Under generally accepted accounting principles, this issuance is considered to be a direct sale, therefore, the Company has no further obligation in connection with this series.

2. Unaudited Financial Statements

     In the opinion of management, the accompanying unaudited financial state-ments contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1998, and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company expects to fund ongoing operations from working capital and revenues derived from the issuance of Securities. Management's expectations are that the activity of issuing Securities will increase in volume during 1998 and on. The Company's remaining and unissued-registered securities are antici-pated to be utilized by an affiliated mortgage company under common control, as well as other third party issuers.

Results of Operations

     The Company reported a net loss for the three months ended March 31, 1998 of $13,400 as compared to a net loss for the three months ended March 31, 1997 of $12,497. An increase in expenses and a decrease of interest earned on cash balances is the primary difference in the results of operations between the two reporting periods.


                                     Page 6

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



                                       FUND AMERICA INVESTORS CORPORATION II
                                       (Registrant)


Date:   May 15, 1998               By: /s/  Helen M. Dickens
        ------------------             ----------------------------------
                                        Helen M. Dickens
                                        Vice President and Secretary
                                        (Duly authorized and Principal
                                        Financial Officer