Form 10-Q
period 1998-06-30
FUND AMERICA INVESTORS CORP II
filed 1998-08-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q


       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998,

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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1998 -- 349,000 shares







               FUND AMERICA INVESTORS CORPORATION II
                          FORM 10-Q FOR THE
                    SIX MONTHS ENDED JUNE 30, 1998


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



                    PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                   FUND AMERICA INVESTORS CORPORATION II
                              BALANCE SHEETS
                                (Unaudited)


                                         June 30,            December 31,
                                           1998                 1997
                                        ---------            -----------
  Assets
    Cash                                $444,105              $110,311
    Deferred offering costs              229,379               364,797
    Prepaid expenses                           -                   172
                                        --------              --------
       Total assets                     $673,484              $475,280
                                        ========              ========

  Liabilities -
       Accounts payable                 $    171              $  8,801
                                        --------              --------

  Shareholder's equity
    Common stock, par value $.01
      per share; 10,000 shares
      authorized; 349,000 shares
      issued and outstanding               3,490                3,490
    Retained earnings                    669,823              462,989
                                        --------             --------
       Total shareholder's equity        673,313              466,479
                                        --------             --------
       Total liabilities and
          shareholder's equity          $673,484             $475,280
                                        ========             ========


  See notes to financial statements



                                  Page 3




                   FUND AMERICA INVESTORS CORPORATION II
                         Statements of Operations
                                (Unaudited)


                                 Three months ended         Six months ended
                                       June 30,                  June 30,
                                 ------------------         ----------------
                                  1998         1997          1998       1997
                                 ------       ------        ------     ------

  Revenue
   Issuance fee income          $360,418     $     -      $360,418    $     -
   Interest income                 1,924       1,544         3,092      3,139
                                --------     -------      --------    -------
     Total revenue               362,342       1,544       363,510      3,139
                                --------     -------      --------    -------

  Expenses
   Deferred offering costs       135,418           -       135,418          -
   General and administrative        690         654         9,258      8,587
   Amortization of organization
       costs                           -         159             -        318
   Management fees                 6,000       6,000        12,000     12,000
                                --------     -------      --------    -------
     Total expenses              142,108       6,813       156,676     20,905
                                --------     -------      --------    -------
     Net income/(loss)          $220,234     $(5,269)     $206,834   $(17,766)
                                ========     =======      ========    =======

    See notes to financial statements






                  FUND AMERICA INVESTORS CORPORATION II
                        Statements of Cash Flows
                               (Unaudited)




                                               Six months ended
                                                    June 30,
                                             --------------------
                                             1998            1997
                                             --------------------

Net cash flow used in operating
  activities:
     Net income/(loss)                    $206,834       $(17,766)
   Adjustments to reconcile net
     loss to net cash flow from
     operating activities:
   Amortization deferred
     offering costs                        135,418            163
   Amortization of
     organizational costs                        -            318
  Changes in operating assets and
     liabilities:
       Accounts payable                     (8,630)         2,010
       Prepaid expenses                        172              -
                                          --------       --------
Net cash flow provided by/(used in)
   operating activities                    333,794        (15,275)
                                          --------       --------

Net increase/(decrease) in cash            333,794        (15,275)

Cash at beginning of period                110,311        190,574
                                          --------       --------
Cash at end of period                     $444,105       $175,299
                                          ========       ========


See notes to financial statements


                                Page 5



                  FUND AMERICA INVESTORS CORPORATION II
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                 Six months ended June 30, 1998 and 1997

  1.  Basis of Presentation

  Organization
  ------------
  Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company in accordance with the provisions in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

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

  Issuance of Securities

  During the second quarter ended June 30, 1998, the Company issued $348 million of Securities in three series from its combined Registration Statement No. 333-33823. Each series of Securities was issued pursuant to a separate prospectus supplement, listed below.


  Prospectus Supplement Information:
                                              Amount     Type of
     Date     Issuer/Series                 of Offering Securities

  04-28-98    Fund America Investors
              Corporation II/Pass-Through
              Certificates, Series 1998-A    $ 60,373,853 Certificates

  06-24-98    Fund America Investors
              Trust 1998-NMC1/
              Collateralized Mortgage
              obligations,Series 1998-NMC1   $236,526,000 Bonds

  06-28-98    Fund America Investors
              Corporation II/Pass-Through
              Certificates, Series 1998-B    $ 50,703,106 Certificates

  The Certificates in Series 1998-A and Series 1998-B represent the entire beneficial ownership in trusts specifically formed for each series. Each trust holds underlying securities which are the sole source of distribution payments to the certificateholders. These Certificates do not represent an interest in or obligation of the Issuer or the Company.

  The Bonds in Series 1998-NMC1 represent non-recourse obligations of the Issuer, Fund America Investors Trust 1998-NMC1 (the "Trust"), and do not represent interests in or obligations of the Company. The assets that were pledged to the Trust are the sole source of payments on the Bonds. The pledged assets consist of adjustable rate, fully amortized mortgage loans that are secured by residential properties.

  The mortgage loans in Series 1998-NMC1 were originated or acquired by National Mortgage Corporation ("NMC"), an affiliate of the Company. In addition to NMC's participation as the seller of these mortgage loans, NMC is servicing the mortgage loans and is the holder of the residual interest that represents all of the beneficial ownership interest in Fund America Investors Trust 1998-NMC1.

  With the issuance of these Securities, the remaining and unissued Securities on the Company's Registration Statement No. 333-33823 decreased from $933 million at March 31, 1998 to $585 million at the end of the second quarter, June 30, 1998.

  2.  Unaudited Financial Statements

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting periods and in accordance with the instructions to Form 10-Q. In complying to the guidelines, the accompanying financial statements do not include all of the information and footnotes that are required for complete annual reporting periods.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1998, and the results of its operations and cash flows for the periods ended June 30, 1998 and 1997.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Financial Condition and Liquidity

  The Company's cash position increased by $333,794 from $110,311 at its fiscal year-end, December 31, 1997, to $444,105 at the second quarter-end, June 30, 1998. The increase was provided by operating activities which primarily consisted of net income of $206,834 and a return of $135,318 for capitalized offering costs that were reported in prior periods. The Company expects to fund its ongoing operations from its cash balances and any additional revenue generated from the issuance of Securities.

  In the event that additional capital resources may be required, the Company maintains an open line of credit for $1,000,000 with its sole shareholder. The line of credit was established on April 3, 1995, and the borrowing provisions under the initial agreement have continued for each subsequent year. As of June 30, 1998, the available balance remained at $1,000,000. Any balance due will be subordinate and junior to any issued Securities.

  Results of Operations

  The Company operates on a relatively fixed general and administrative costs which have not substantially deviated from comparable periods in prior years. The periodical fluctuations in net income are directly related to activity from the issuance of Securities. Periods reporting net income are the result of issuance fees earned by the Company, and in periods reporting a net loss, typically, no issuance fees were earned. For the three months ended June 30, 1998, the Company earned net issuance fees of $225,000 which resulted in net income for the period of $220,234. For the three months ended June 30, 1997, the Company did not earn any issuance fees and reported a net loss of $5,269.

  The six month period ended June 30, 1998 as compared to the six months ended June 30, 1997 had similar results. The Company earned $225,000 in issuance fees for 1998 and reported a net income of $206,834. For the comparable six month period in 1997, no issuance fees were earned, and the Company reported a net loss of $17,766.


  PART II. OTHER INFORMATION



  Item 1.  Legal Proceedings

           None.

  Item 2.  Changes in Securities

           None.

  Item 3.  Defaults Upon Senior Securities

           None.

  Item 4.  Submission of Matters to a Vote of Security Holders

           None.

  Item 5.  Other Information

           None.

  Item 6.  Exhibits and Reports on Form 8-K

           a.  Exhibits

               Exhibit 27. Financial Data Schedule

           b.  Form 8-K -

               Form 8-K filed on May 12, 1998 submitted the Underwriting Agreement and the Pooling Agreement for Fund America Investor Corporation II, Pass-Through Certificates, Series 1998-A.

               Form 8-K filed on June 29, 1998 submitted the Consents of Accountants for Fund America Investors Trust 1998-NMC1, Collateralized Mortgage Obligations, Series 1998-NMC1.

               Form 8-K filed on June 29, 1998 submitted the Form of Indenture, the Opinion of Legality, the Opinion of Tax Matters and the T-1 Statement of Eligibility for Fund America Investors Trust 1998-NMC1, Collateralized Mortgage Obligations, Series 1998-NMC1.



               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FUND AMERICA INVESTORS CORPORATION II
                                   (Registrant)


  Date:   August 14, 1998            By:   /s/ Helen M. Dickens
       ------------------------           -----------------------------
                                           Helen M. Dickens
                                           Vice President,
                                           Secretary/Treasurer
                                           (Duly authorized and
                                           Principal Financial Officer