Form 10-Q
period 1998-09-30
FUND AMERICA INVESTORS CORP II
filed 1998-11-13
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
  Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 13, 1998 -- 349,000 shares








                FUND AMERICA INVESTORS CORPORATION II
                          FORM 10-Q FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1998


                                INDEX



  PART I.  FINANCIAL INFORMATION                         PAGE NO.

       Item 1.   Financial Statements                       3

       Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                   7

  PART II.  OTHER INFORMATION

       Item 1.   Legal Proceedings                          10

       Item 2.   Changes in Securities                      10

       Item 3.   Defaults upon Senior Securities            10

       Item 4.   Submission of Matters to a Vote
                 of Security Holders                        10

       Item 5.   Other Information                          10

       Item 6.   Exhibits and Reports                       10

       SIGNATURES                                           11




                        PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                   FUND AMERICA INVESTORS CORPORATION II
                              BALANCE SHEETS



                                       (Unaudited)
                                      September 30,      December 31,
                                          1998               1997
                                      ____________       ___________
  Assets
    Cash                                 $352,466           $110,311
    Deferred offering costs               239,645            364,797
    Prepaid expenses                            -                172
                                         ________           ________

       Total assets                      $592,111           $475,280
                                         ========           ========


  Liabilities - accounts payable         $ 10,240           $  8,801
                                         ________           ________

  Shareholder's equity
    Common stock, par value $.01 per share;
      10,000 shares authorized; 349,000
      shares issued and outstanding         3,490              3,490
    Retained earnings                     578,381            462,989
                                         ________           ________

    Total shareholder's equity            581,871            466,479
                                         ________           ________
    Total liabilities and
      shareholder's equity               $592,111           $475,280
                                         ========           ========


  See notes to financial statements




                   FUND AMERICA INVESTORS CORPORATION II
                          Statement of Operations
                                (Unaudited)


                              Three months ended           Nine months ended
                                 September 30,               September 30,
                              __________________           _________________
                               1998        1997             1998       1997
                             _______      _______         _______     _______

 Revenue
   Issuance fee income      $      -     $125,995        $360,418    $125,995
   Interest income             4,464        1,490           7,556       4,629
                            ________     ________        ________    ________

    Total revenue              4,464      127,485         367,974     130,624
                            ________     ________        ________    ________

  Expenses
   Deferred offering
      costs                        -       50,995         135,418      50,995
   General and
      administrative           2,308        1,543          11,566      10,130
   Amortization of
      organization costs           -          159               -         477
   Management fees             6,000        6,000          18,000      18,000
                            ________     ________        ________    ________

    Total expenses             8,308       58,697         164,984      79,602
                            ________     ________        ________    ________

    Net income/(loss)       $ (3,844)    $ 68,788        $202,990    $ 51,022
                            ========     ========        ========    ========

    See notes to financial statements






                   FUND AMERICA INVESTORS CORPORATION II
                          Statement of Cash Flows
                                (Unaudited)


                                               Nine months ended
                                                  September 30,
                                              ___________________
                                              1998           1997
                                             ______         ______

  Net cash flow from operating activities:
    Net income                              $202,990       $ 51,022
  Adjustments to reconcile net income
    to net cash flow from operating
    activities:
        Amortization of organizational
          costs                                    -            477
        Deferred offering costs              135,418         50,995
  Changes in operating assets and
    liabilities:
        Prepaid expenses                         172            163
        Accounts payable                       1,439             10
                                            ________       ________
  Net cash flow provided by operating
    activities                               340,019        102,667


  Net cash used in investing activities:
    Increase in deferred offering costs     ( 10,266)         ( 303)
                                            ________       ________
  Net cash flow used in investing
    activities                              ( 10,266)         ( 303)


  Net cash used in financing activities:
    Shareholder distributions               ( 87,598)             -
                                            ________       ________
  Net cash flow used in financing
    activities                              ( 87,598)             -
                                            ________       ________


  Net increase in cash                       242,155        102,364

  Cash at beginning of period                110,311        190,574
                                            ________       ________

  Cash at end of period                     $352,466       $292,938
                                            ========       ========

  See notes to financial statements


                                 Page 5


                   FUND AMERICA INVESTIORS CORPORATION II
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
               Nine months ended September 30, 1998 and 1997

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

  The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than (1) issuing and selling the Securities; (2) purchasing, owning, holding, pledging or selling the Collateral or other mortgage-related assets; (3) investing and maintaining cash balances on an interim basis in high quality short-term securities; and (4) engaging in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.


  Issuance of Securities
  ----------------------

  The Company did not issue any Securities during the third quarter ended September 30, 1998. The total Securities issued year-to-date remained at $348 million. These Securities were issued under the Company's combined Registration Statement No. 333-33823 in three separate series and were issued pursuant to separate prospectus supplements, listed below.

  Prospectus Supplement Information

                                                    Amount         Type of
  Date        Issuer/Series                      of Offering     Securities
 ______       ____________________________       ___________     __________
 04-28-98     Fund America Investors Corp. II/
              Pass-Through Certificates,
              Series 1998-A                      $ 60,373,853    Certificates

 06-24-98     Fund America Investors Trust
              1998-NMC1/ Collateralized
              Mortgage Obligations,
              Series 1998-NMC1                   $236,526,000    Bonds

 06-28-98     Fund America Investors Corp. II/
              Pass-Through Certificates,
              Series 1998-B                      $ 50,703,106    Certificates



                                   Page 6

  The Certificates in both Series 1998-A and Series 1998-B represent the entire beneficial ownership in trusts specifically formed for each series. Each trust holds underlying securities which are the sole source of distribution payments to the certificateholders. These Certificates do not represent an interest in or obligation of the Issuer or the Company.

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


  Activity on Registration of Securities
  --------------------------------------

  On September 30, 1998, the Company submitted its fifth Registration Statement on Form S-3 to the Securities and Exchange Commission. The purpose of this new Registration Statement is to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, which will increase the total amount of Securities that can be issued by the Company. As of September 30, 1998, this new Registration Statement was not effective and was subject to completion or amendment.


  2. Unaudited Financial Statements
     ------------------------------

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting periods and in accordance with the instructions to Form 10-Q. Therefore, in complying with these guidelines, these financial statements do no include all of the information and footnotes that are required for the year-end or annual reporting period.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normally recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1998, and the results of its operations and cash flows for the periods ended September 30, 1998 and 1997. Operating results for the nine month period ended September 30, 1998, or for the quarter ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


  3.  Market Risk Disclosure     Not applicable.
      ----------------------


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Year 2000 Issue
  ---------------

  The Company recognizes the Year 2000 ("Y2K") issue as a highly sensitive and important matter. The Company's goal is to continue to provide uninterrupted service as business enters into the next millennium.

  The Y2K issue addresses potential problems that may be encountered with date-related transactions on systems that have historically recognized years using two digits versus four digits. For example, these systems will potentially recognize "00" as the year 1900 instead of 2000. On the surface, the Y2K issue may seem to be a simple problem, however, the implications may be far reaching and could impact a full range of business services and activities.


  The Company is taking a systematic approach to addressing its own Y2K compliance issues by using the following three-step remediation process:

      1.   Diagnostic phase
           a.  Recognition and acknowledgment of the problem
           b.  Inventory all business systems
           c.  Inspect and assess systems

      2.   Planning phase
           a.  Categorize problems by critical and non-critical systems
           b.  Prioritize
           c.  Define solutions for remediation

      3.   Execute remediation solutions
           a.  Implement defined solutions
           b.  Define testing procedures
           b.  Test and verify systems

  The Company in conjunction with its facilities service provider, The Chotin Group Corporation, a related party by common control, is identifying and is assessing its internal systems that are subject to Y2K risk. Additionally as part of the Company's compliance efforts, significant third parties' Y2K preparedness is being confirmed.

  The Company believes that it is taking all necessary and reasonable steps to get its systems and operations Y2K compliant. As the Year 2000 approaches, previously unidentified problems may surface. The Company recognizes that it can not prepare for unknown problems but will make every reasonable effort to minimize these problems should they occur.

  Without a complete assessment and testing of systems that could be vulnerable to problems, the Company does not have reasonable basis to conclude that the Year 2000 compliance issue will not likely have an operational impact on the Company. In addition, without a reasonable conclusive basis, reported financial information will not necessarily be a indication of future operating results or future financial condition. However, due to the fact that most systems are out-sourced to third parties, the Company does not expect to incur any direct cost that would affect its financial condition.


  Financial Condition and Liquidity
  ---------------------------------

  The Company expects to fund its ongoing operations from its cash balances and additional revenues generated from the issuance of Securities. As of September 30, 1998, the Company's cash position increased by $242,155 from its position of $110,311 at December 31, 1997. The increase is attributable to revenues earned from the issuance of Securities during the second quarter of 1998.

  In the event that additional capital resources may be required, the Company maintains an open line of credit for $1,000,000 with its sole shareholder. The line of credit was established on April 3, 1995, and the borrowing provisions under the initial agreement have continued in each subsequent year. As of September 30, 1998, the available balance was $1,000,000. Any balance due will be subordinate and junior to any issued Securities.


  Results of Operations
  ---------------------

  Fluctuations in net income between periods are generally the result of fees earned from the issuance of Securities. General and administrative costs are typically fixed from period to period with only slight variances. Periods reporting net income are a direct result of income earned from issuance activity. Conversely, in periods which no issuance fees have been earned, net losses are attributed to fixed general and administrative costs for that period.

  For the three months ended September 30, 1998, the Company reported a net loss of $3,844 compared to a net income of $68,788 for the three months ended September 30, 1997 The issuance fees that were earned during third quarter in 1997 is the primary difference between the two reporting periods.


  For the nine months ended September 30, 1998, the Company reported a net income of $202,990 compared to a net income of $51,022 reported for the nine months ended September 30, 1997. The primary difference between the two reporting periods is due to the fees earned on the issuance of three series of Securities in 1998 versus only one series in 1997.


  Forward Looking Statements
  --------------------------

  The statements contained in this Item 2 that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Y2K preparedness of the Company's third party information service providers, the market for mortgage-backed securities, competition, government regulation and possible future litigation.


  PART II. OTHER INFORMATION



  Item 1.  Legal Proceedings

           None.

  Item 2.  Changes in Securities

           None.

  Item 3.  Defaults Upon Senior Securities

           None.

  Item 4.  Submission of Matters to a Vote of Security Holders

           None.

  Item 5.  Other Information

           None.

  Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 27. Financial Data Schedule

          (b) Form 8-K

              -   Form 8-K filed on July 14, 1998 submitted the
                  Underwriting Agreement and the Pooling and Servicing Agreement as exhibits to the prospectus supplement on Fund America Investors II/Pass-Through Certificates, Series 1998-B

              -   Form 8-K filed on July 14, 1998 submitted the
                  Underwriting Agreement, the Pooling and
                  Servicing Agreement, the Deposit Trust Agreement, and the Servicing Agreement as exhibits to the prospectus supplement for Fund America Investors Trust
                  1998-NMC1/Collateralized Mortgage Obligations,
                  Series 1998-NMC1.


                             SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FUND AMERICA INVESTORS CORPORATION II
                                  -------------------------------------
                                 (Registrant)


  Date:   November 13, 1998        By: /s/ Helen M. Dickens
        ---------------------         ---------------------------------
                                           Helen M. Dickens
                                           Vice President,
                                           Secretary/Treasurer
