Form 10-K
period 1998-12-31
FUND AMERICA INVESTORS CORP II
filed 1999-04-28
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
  _______________

  Commission File No.:  33-73748

                     FUND AMERICA INVESTORS CORPORATION II
            (Exact name of registrant as specified in its charter)

                 Delaware                             84-1218906
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification number

                 6400 S. Fiddler's Green Circle, Suite 1200B,
                          Englewood, Colorado  80111
                  (Address of principal executive offices)

  Registrant's telephone number including area code:  (303) 290-6025

  Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 1998: $0.00.

  The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 30, 1999 was 349,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None.



                                    PART I

  ITEM 1.        BUSINESS
  ------         --------

       Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company as described in the prospectus and series-rela-ted prospectus supplement of the Company's latest effective registration statement.

       The Securities of each series can be issued by the Company, but typically the Company forms a separate trust to act as the issuer solely for the purpose of issuing a series. A series of Securities that include Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. A series of Securities that include Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificateholders within each series of Securities is produced from the related trust property. The property or assets within each trust are comprised of mortgage-related assets as defined in each of the series related prospectus supplements, and represent the colla-teral for either the Bonds or the Certificates.

       The Company may not, either directly or indirectly through a benef-icially owned trust, engage in any business or investment activity other than to; (1) issue and sell Bonds; (2) purchase, own, hold, pledge or sell collateral or other mortgage-related assets; (3) invest and maintain cash balances on an interim basis in high quality short-term securities; and (4) engage in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

       At January 1, 1998, the Company had a total of $912 million registered and unissued securities on its Registration Statement No. 333-33823, the Company's current effective Registration Statement. The Company issued $348 million of Securities in three series from its Registration Statement No. 333-33823 during 1998. Each series of Securities was issued pursuant to a separate prospectus supplement, listed below. At December 31, 1998, $564 million of Securities remained unissued on Registration Statement No. 333-33823.

  Prospectus Supplement Information:
                                                     Amount          Type of
    Date         Issuer/Series                    of Offering      Securities
  --------       --------------------------       -----------      ----------
  04-28-98       Fund America Investors
                 Corporation II/Pass-Through
                 Certificates, Series 1998-A      $ 60,373,853     Certificates

  06-24-98       Fund America Investors
                 Trust 1998-NMC1/Collater-
                 alized Mortgage Obligations,
                 Series 1998-NMC1                 $236,526,000     Bonds

  06-28-98       Fund America Investors
                 Corporation II/Pass-Through
                 Certificates, Series 1998-B      $ 50,703,106     Certificates


     The Certificates in Series 1998-A and Series 1998-B represent the entire beneficial ownership in trusts specifically formed for each series. Each trust holds underlying securities which are the sole source of distribution payments to the certificateholders. These Certificates do not represent an interest in or obligation of the Issuer or the Company.





  ITEM 1.        CONTINUED
  ------         ---------

       The Bonds in Series 1998-NMC1 represent non-recourse obligations of the Issuer, Fund America Investors Trust 1998-NMC1 (the "Trust'), and do not represent interests in or obligations of the Company. The assets that were pledged to the Trust are the sole source of payments on the Bonds. The pledged assets consist of adjustable rate, fully amortized mortgage loans that are secured by residential properties.

       The mortgage loans in Series 1998-NMC1 were originated or acquired by National Mortgage Corporation ("NMC"), an affiliate of the Company through common control. In addition to NMC's participation as the seller of these mortgage loans, NMC is servicing the mortgage loans and is the holder of the residual interest that represents all of the beneficial ownership interest in Fund America Investors Trust 1998-NMC1.

       To date, the Company has issued eighteen series of Securities aggre-gating initial principal amount of $2.4 billion. In 1996 and prior years, the Company issued a total of $2 billion in initial principal amount. During 1997, one Bond series was issued for $122 million. In 1998, the Company issued three series of Securities aggregating $348 million in initial princ-ipal. The Company does not have any further obligations in connection with the issuance of these Securities. Under generally accepted accounting princ-iples, such issuances are considered to be a direct sale of the collateral.

       On September 30, 1998, the Company filed its fifth Registration Statement on Form S-3 with the Securities and Exchange Commission. The purpose of this Registration Statement is to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of December 31, 1998, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.

  ITEM 2.        PROPERTIES
  ------         ----------

                 The Company has no material physical properties.


  ITEM 3.        LEGAL PROCEEDINGS
  ------         -----------------

                 None.


  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------         ---------------------------------------------------

       No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1998.

  PART II

  ITEM 5.     MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
  ------      ----------------------------------------------------
              STOCKHOLDER MATTERS
              -------------------

      There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.





ITEM 6.        SELECTED FINANCIAL DATA
------         -----------------------



                                       Year Ended December 31,
                         ----------------------------------------------------
                          1998        1997       1996        1995       1994
                         ------      ------     ------      ------     ------

  Income Statement
     Data:

  Revenue                $370,890    $132,196   $199,448    $ 26,538   $788,133
  Net income(loss)        196,084      24,035     42,165     (94,766)   102,519
  Net income(loss) per
  share of common stock        (1)         (1)        (1)         (1)        (1)

  Balance Sheet Data:
  Total assets            475,180     475,280    442,444     440,373  1,871,994
  Shareholder's equity    474,965     466,479    442,444     440,279  1,722,245




  (1) Not presented, as all shares of common stock are held by a sole shareholder.




  ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  ------         -------------------------------------------------
                 CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------


  1.   General
       -------

       To date, the Company has issued eighteen series of registered Pass-Through Securities aggregating $2,436,596,829 in initial amount for all the issuances. As of December 31, 1998, thirteen series of Bonds remain out-standing. The following list consists of only those outstanding series shown with initial issuance amounts.

  Series    Amount            Collateral
  ------    ------------      -------------------------------------------------
  1993-A    $262,435,000      Trust consisting primarily of adjustable rate
                              one- to four-family, first lien mortgage loans

  1993-B    $ 77,409,000      Trust consisting primarily of adjustable rate
                              one- to four-family, first lien mortgage loans

  1993-C    $319,000,000      Trust consisting primarily of Federal National
                              Mortgage Association and Federal Home Loan
                              Mortgage Corporation Securities; private mortgage backed securities including certain residual interest securities; principal component of bonds issued by the Resolution
                              Funding Corporation

  1993-E    $190,145,165      Trust consisting primarily of adjustable rate
                              one- to four-family, first lien mortgage loans

  1993-F    $ 50,845,601      Trust consisting primarily of Fixed-rate,
                              closed-end, simple interest, residential first and second mortgage loans and deed of trust loans

  1993-H    $ 45,634,831      Trust consisting primarily of adjustable rate
                              one- to four-family, first lien mortgage loans

  1993-J    $150,069,158      Trust consisting primarily of adjustable rate
                              one- to four-family, first lien mortgage loans

  1994-A    $ 44,599,100      Trust consisting primarily of adjustable rate
                              one- to four-family, first lien mortgage loans

  1996-A    $295,315,915      Trust consisting primarily of adjustable rate,
                              conventional first lien mortgage loans and fixed rate, second lien mortgage loans

  1997-NMC1 $121,765,000      Trust assets consisting primarily of adjustable
                              rate mortgage loans that are secured by first lien mortgages on one- to four-family residential property

  1998-A    $ 60,373,853      Trust consisting primarily of one Pooled Fannie
                              Mae Certificate, two Pooled Freddie Mac
                              Certificates and one Pooled Non-Agency
                              Certificate

  1998-B    $ 50,703,106      Trust consisting primarily of three Pooled
                              Fannie Mae Certificates, one Pooled Ginnie Mae
                              Certificate, two Pooled Freddie Mac
                              Certificates and one Pooled Non-Agency
                              Certificate




  1998-NMC1 $236,526,000      Trust assets consisting primarily of adjustable
                              rate mortgage loans that are secured by first lien mortgages on one- to four-family residential properties



  2.   The Year 2000 Issue
       -------------------

       With the year 2000 approaching, potential computer failures and errors may occur due to problems with the computerized recognition of date codes. The Year 2000 ("Y2K") issue addresses potential problems that may be encoun-tered with date-related transactions on systems that have historically recog-nized years using two digits versus four digits. For example, these systems may recognize "00" as the year 1900 instead of 2000. This could potentially affect computerized operations that rely on date calculations or are date sensitive.

       All operations of the Company are essentially driven by the issuance of Securities. In order to assess and determine potential Y2K issues within the operations, the Company has separated operations into three sections, the registration of Securities, the issuance of Securities, and the administrative operations.

       The preparation, filing, and follow-up of the registration and issuance processes are typically out-sourced to third-party service providers that specialize in these services. The Company is requesting confirmation from its third-party service providers that their systems are Y2K compliant. The ] Company has received assurance of Y2K compliance from some of its third-party service providers. In addition, the Company is still continuing its efforts to receive assurance from its other third-party service providers.

       The Company, in conjunction with its facilities provider, The Chotin Group Corporation ("TCG"), a related party, has assessed the third area of the Company's operations, administrative systems. TCG provides the Company with office facilities and administrative functions. TCG has assessed its internal systems and has developed a Y2K Compliance Plan. Currently, TCG is in the process of implementing the plan, which involves updating and upgrading all of TCG's internal systems that were determined to not be Y2K compliant. The Company will closely monitor TCG's progress.

       Due to the fact that all operational systems are hired out, the Company does not expect to incur any direct costs for Y2K compliance or remediation that would materially affect its financial condition. The potential risk to the Company, however, would be a delay in its operations of registering Securities and issuing Securities. Delays may be caused by the Company's reliance on third-party service providers who handle out-sourced operations and who are not Y2K compliant. To resolve this issue, the Company will con-sider out-sourcing operations to other third-party service providers who confirm their Y2K compliance.

       If the necessary updates to TCG's systems are not made on a timely basis, or if third party service providers are not Y2K ready, Y2K problems could have a material adverse effect on the Company's operations.

       Without a reasonably complete upgrade and testing of systems that may be vulnerable to problems, the Company does not have a reasonable basis to con-clude that the Year 2000 compliance issue will not likely have an operational impact on the Company. In addition, without a reasonable conclusive basis, reported financial information will not necessarily be indicative of future operating results or future financial condition.


  3.   Liquidity and Capital Resources
       -------------------------------

       In 1998, management anticipated that a significant portion of the Company's registered and unissued Securities would be utilized by NMC, an affiliated mortgage company. Market conditions, however, for mortgage products changed which favored holding mortgage loan portfolios to selling the portfolios for securitization. As a result, the volume of Securities issued was lower than originally expected. Going forward in 1999 and there-after, the Company continues its expectations that the issuance volume will increase to accommodate increasing loan production from NMC as well as other third party issuers.


       The Company expects to fund ongoing operations from working capital and revenues derived from the issuance of Securities. Over the next 12 months, the Company's current cash position will adequately fund overhead and capital costs related to the registration of additional securities without additional revenues from anticipated issuances.


  4.   Results of Operations
       ---------------------

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

       An evaluation of long-lived assets at December 31, 1998 and December 31, 1997 resulted in impairment of the Company's deferred offering costs. It was determined that costs in excess of the currently accepted market pass-through costs should be charged to net income. The net impairment charged to opera-tions in 1998 and 1997 was $1,127 and $18,503, respectively.

       The Company reported net income for the year ended December 31, 1998 of $196,084 compared to net income of $24,035 for the year ended December 31, 1997 and net income of $42,165 for the year ended December 31, 1996. In all three years issuance fees were earned, however, in 1998 three bond series were issued versus one in each of the years of 1997 and 1996. In comparing 1997 to 1996, years in which one series of Securities was issued, 1997 results were $42,538 without the reduction by the impairment of $18,503. Variables affecting comparable results of operations are typically the number of secur-itizations completed and/or impairments of assets.


  5.   Forward Looking Statements
       --------------------------

       The statements contained in this Item 7 and Item 7A that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking state-ments within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Y2K preparedness of the Company's third-party service providers, the market for mortgage-backed securities, competition, government regulation and possible future litigation.


  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  -------   ----------------------------------------------------------

       Securities issued by the Company are either debt securities or securities which evidence beneficial ownership interest in designated trusts established to facilitate the transfer of trust asset payments to the Bondholders who hold such debt securities or to the Certificateholders who hold such beneficial ownership interests. Assets securing payments to Bondholders or Certificate-

  holders are pledged or sold to designated trusts and are not assets of the Company. Additionally, Bonds and Certificates that are issued either by the Company or a trust formed by the Company do not represent an ownership inter-est in or an obligation of the Company.

       Disclosures required in this Item 7A are intended to clarify a regis-trant's exposures to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments. The purpose of this section is to disclose the material effects on earnings, fair values, and cash flows that are inherent to potential market risk exposure. Potential market risk associated with Securities issued under the Company's registration statement will not have a material effect on the Company's earnings or cash flow since the Securities do not represent an interest in or an obligation of the Company. In addition, the Company has no public common equity; all common stock in the Company is held by one shareholder. Therefore, material effects of potential market risk exposure on Securities issued from the Company will not have any significant impact on the Company.



  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ------         ------------------------------------------


  INDEPENDENT AUDITORS' REPORT
  ----------------------------

  Board of Directors and Shareholders
  Fund America Investors Corporation II
  Englewood, Colorado  80111


  We have audited the accompanying balance sheets of Fund America Investors Corporation II as of December 31, 1998 and 1997, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis,evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



  DELOITTE & TOUCHE LLP

  Denver, Colorado
  March 15, 1999




                       FUND AMERICA INVESTORS CORPORATION II
                                  Balance Sheets


                                                      December 31,
                                                  -------------------
                                                  1998           1997
                                                 ------         ------
 Assets
  Cash and cash equivalents (Note 2)             $226,446       $110,311
  Deferred offering costs, net (Note 2)           248,555        364,797
  Prepaid expenses                                    179            172
                                                 --------       --------

 Total assets                                    $475,180       $475,280
                                                 ========       ========

  Liabilities - Accounts payable                 $    215       $  8,801
                                                 --------       --------

 Shareholder's equity
  Common stock, par value $.01 per share;
    1,000,000 shares authorized; 349,000
    shares issued and outstanding                   3,490         3,490
  Retained earnings                               471,475       462,989
                                                 --------      --------
 Total shareholder's equity, net                  474,965       466,479
                                                 --------      --------
 Total liabilities and shareholder's
  equity                                         $475,180      $475,280
                                                 ========      ========

  See notes to financial statements



                        FUND AMERICA INVESTORS CORPORATION II
                              Statements of Operations


                                              Year Ended December 31,
                                        -----------------------------------
                                         1998           1997          1996
                                        ------         ------        ------
  Revenue
    Issuance fees                       $360,418       $125,995      $193,335
    Interest                              10,472          6,201         6,113
                                        --------       --------      --------
  Total revenue                          370,890        132,196       199,448
                                        --------       --------      --------

  Expenses
    Amortization of deferred
      offering costs                     135,418         50,995       119,900
    General and administrative            14,261         14,663        13,383
    Management fees (Note 4)              24,000         24,000        24,000
    Impairment of long-lived
      assets (Note 2)                      1,127         18,503             -
                                        --------       --------      --------
  Total expenses                         174,806        108,161       157,283
                                        --------       --------      --------

  Net income                            $196,084       $ 24,035      $ 42,165
                                        ========       ========      ========
  See notes to financial statements



                       FUND AMERICA INVESTORS CORPORATION II
                         Statements of Shareholder's Equity
                    Years ended December 31, 1998, 1997 and 1996



                              Common Stock
                           Number of     Par       Retained     Shareholder's
                            Shares      Value      Earnings       Equity-Net
                          ----------  --------    ----------    -------------

  Balance at
    January 1, 1996       349,000      $3,490      $436,789       $440,279
  Shareholder
    distributions               -           -       (40,000)       (40,000)
  Net income                    -           -        42,165         42,165
                          -------     -------      --------       --------

  Balance at
    December 31, 1996     349,000       3,490       438,954        442,444
  Net income                    -           -        24,035         24,035
                          -------     -------      --------       --------

  Balance at
    December 31, 1997     349,000       3,490       462,989        466,479
  Shareholder
    distributions               -           -      (187,598)      (187,598)
  Net income                    -           -       196,084        196,084
                          -------     -------      --------       --------

  Balance at
    December 31, 1998     349,000      $3,490      $471,475       $474,965
                          =======     =======      ========       ========



  See notes to financial statements





                      FUND AMERICA INVESTORS CORPORATION II
                            Statements of Cash Flows



                                           Year ended December 31,
                                      ---------------------------------
                                       1998          1997         1996
                                      ------        ------       ------
 Net cash flows from operating
    activities:
  Net income                          $196,084      $ 24,035     $ 42,165
   Adjustments to reconcile
    net income to net cash from
    operating activities:
    Amortization of deferred
      offering costs                   135,418        50,995      119,900
    Amortization of organization
      costs                                  -           583          635
    Impairment of deferred
      offering costs                     1,127        18,503            -
   Changes in operating assets
    and liabilities:
    Accounts payable                    (8,586)        8,801          (94)
    Prepaid expenses                        (7)           (9)        (163)
                                      --------      --------     --------
  Net cash provided by
    operating activities:              324,036       102,908      162,443


  Cash flows provided by (used in)
      investing activities:
    Additions to deferred
      offering costs                   (20,303)     (183,171)     (14,185)
    Recovery of deferred
      offering costs from issuer             -             -       41,866
                                      --------      --------     --------
  Net cash provided by (used in)
      investing activities             (20,303)     (183,171)      27,681


  Cash flows used in financing
      activities-
    Shareholder distributions         (187,598)            -      (40,000)
                                      --------      --------     --------

  Net increase (decrease) in cash
      and cash equivalents             116,135       (80,263)     150,124

  Cash and cash equivalents at
      beginning of year                110,311       190,574       40,450
                                      --------      --------     --------
  Cash and cash equivalents
  at end of year                      $226,446      $110,311     $190,574
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

       The Company will not, either directly or indirectly through a benefici-ally owned trust engage in any business or investment activity other than to;
  (1) issue and sell Bonds; (2) invest cash balances on an interim basis in high quality short-term securities; (3) purchase, own, hold, pledge or sell Collateral or other mortgage-related assets; (4) engage in other activities which are necessary or convenient to accomplish the foregoing and are incid-ental thereto.

  Note 2.        Summary of Significant Accounting Policies

       In connection with the issuance of Securities, the Company generally will enter into a purchase agreement ("Purchase Agreement") with the seller of the Mortgage Assets or the Collateral. Simultaneously, the Collateral is conveyed, by the Company, to the trust who issues the Securities, pursuant to a pooling and servicing agreement ("Pooling Agreement"). Correspondingly, the purchase price for the Collateral payable to the seller is netted out from the proceeds realized from the sale of the Securities. Therefore, the Com-pany's financial statements reflect the net result of the issuance and not the gross amounts attributable to the purchase price of the Collateral and the sales proceeds from the issuance of the Securities.

       Costs of registering securities are deferred. As the Securities are issued from the registered securities, costs are charged to operations. The charge is based on the ratio of bonds issued to securities registered but previously unissued.

       Fees from the Security issuance transactions are recognized as revenue when the transactions close. All expenses of the transaction, including a portion of deferred offering costs, are charged to operations.

       For purposes of reporting cash flows, cash and cash equivalents include demand deposit accounts.

       Certain organizational costs incurred by the Company have been deferred and have been charged to operations over a five-year period.

       Net income per share is not presented, as all shares of common stock are held by a sole shareholder.



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

       SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" requires companies to evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets under this pronouncement. An evaluation of long-lived assets resulted in impairment of the Company's deferred offering costs at December 31, 1997 and December 31, 1998. It was determined that costs in excess of the cur-rently accepted market pass-through costs should be charged to net income.
  The net impairment charged to operations was $18,503 in 1997 and $1,127 in 1998.

       SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", requires certain accounting and reporting for securitizations of mortgage loans, mortgage backed securities and other mortgage collateral. There was no effect on the financial position or results of operations of the Company as a result of SFAS No. 125. The Company does not expect SFAS No. 125 to change the accounting of issuances for future securitizations, to the extent such issuances are structured similarly to past transactions.

  Note 3.        Income Taxes

       Under S Corporation guidelines of the Internal Revenue Code, the Comp-any has elected to be treated substantially as a partnership for income tax purposes. As a result, the sole shareholder reports any taxable income or loss of the Company on his individual tax return. Accordingly, no provision for federal income taxes has been recorded in the financial statements.

  Note 4.        Related Party Transactions

       The Company has engaged in various related party transactions as discussed below. Accordingly, the accompanying financial statements are not necessarily indicative of the financial position that would exist or the results of operations that would have occurred if the transactions had been with unaffiliated entities.

       The sole shareholder of the Company is also the sole shareholder, President and Director of The Chotin Group Corporation and Fund America Management Corporation ("FAMC"). On January 1, 1993, the Company entered into a Management Agreement with The Chotin Group Corporation (the "Facilities Manager"). This agreement remains in force until written termination of the agreement is presented by either party. As of December 31, 1998, no such notice of termination has been given or received by the Company. Under the terms of the agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The management fees paid during each of the three years ended December 31, 1998 were $24,000.


       The mortgage loans in Series 1998-NMC1, issued in 1998, were originated or acquired by National Mortgage Corporation ("NMC") an affiliate of the Company through common control. In addition to NMC's participation as the seller of the mortgage loans in this series, NMC is servicing the mortgage loans and is the holder, through a wholly-owned subsidiary, of the residual interest that represents all of the beneficial ownership interest in Fund America Investors Trust 1998-NMC1.


  Note  5.  CMO Information

       At December 31, 1998 and 1997, the outstanding principal balance of the issued Securities and the amount of publicly and privately issued securities were as follows:


  1998
  ---------------------------------------------------------------------------
                        Total            Publicly        Privately
  Series            Certificates          Issued           Issued
  ------           --------------     -------------     ------------

  1993-A           $ 95,272,301       $ 91,805,109      $ 3,467,192
  1993-B             18,127,195         14,504,919        3,622,276
  1993-C            183,230,771        183,230,771                -
  1993-E             37,005,049         32,546,951        4,458,098
  1993-F              6,862,610          6,862,610                -
  1993-H              8,578,280          8,578,280                -
  1993-J             24,714,688         23,562,771        1,151,917
  1994-A              6,320,685          5,421,786          898,899
  1996-A             79,139,451         79,139,451                -
  1997-NMC1          72,903,391         72,903,391                -
  1998-A             40,704,057         40,704,057                -
  1998-B             42,849,600         42,849,600                -
  1998-NMC1         208,756,942        208,756,942                -
                   ------------       ------------      -----------
  Total            $824,465,020       $810,866,638      $13,598,382
                   ============       ============      ===========



  1997
  -------------------------------------------------------------------
                        Total            Publicly        Privately
  Series            Certificates          Issued           Issued
  ------           -------------      -------------     -----------

  1993-A           $120,745,478       $115,889,343      $ 4,856,135
  1993-B             25,768,640         21,813,103        3,955,537
  1993-C            215,317,630        215,317,630                -
  1993-E             65,943,839         59,705,590        6,238,249
  1993-F             11,181,845         11,181,845                -
  1993-H             11,653,426         11,596,528           56,898
  1993-J             40,643,162         38,738,284        1,904,878
  1993-K                 10,000                  -           10,000
  1994-A             10,284,418          9,045,889        1,238,529
  1996-A            151,877,854        151,877,854                -
  1997-NMC1         114,983,630        114,983,630                -
                   ------------       ------------      -----------
  Total            $768,409,922       $750,149,696      $18,260,226
                   ============       ============      ===========


  ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ------         ------------------------------------------------
                 ACCOUNTING AND FINANCIAL DISCLOSURE        None.
                 -----------------------------------



                                PART III

  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  -------        --------------------------------------------------
  Name                 Position                                     Age

  Steven B. Chotin     Director, Chairman, Chief Executive
                       Officer and President                         51
  Howard J. Glicksman  Director, Vice President and Assistant
                       Secretary                                     53
  M. Garrett Smith     Director                                      37
  Helen M. Dickens     Director, Vice President, and Secretary       45
  Kenneth S. Birnbaum  Vice President                                54
  Annel Henderson      Principal Accounting Officer, and Controller 37


  Steven B. Chotin, 51, has been a Director and the Chairman, Chief Executive Officer and President of the Company since its inception. Mr. Chotin has been President of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933,as amended (the "Act").

  Howard J. Glicksman, 53, has been a Director of the Company since 1995, Vice President since 1993 and Assistant Secretary since 1989. Mr. Glicksman has been Vice President since 1993, Assistant Secretary and General Counsel since 1989 of The Chotin Group Corporation. Prior to joining The Chotin Group Corporation, Mr. Glicksman was a partner in the Denver, Colorado law firm of Glicksman, Woodrow & Shaner. He currently holds bar and association memberships in Colorado and New York.

  M. Garrett Smith, 37, is currently Executive Vice President and Chief Financial Officer of Pioneer Natural Resources Company, a Dallas-based company. Mr. Smith has been associated with Pioneer's top financial group for eight years, most recently serving as Senior Vice President - Corporate Acquisitions. Previously Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

  Helen M. Dickens, 45, has been a Director of the Company since 1995, Vice President and Secretary of the Company since 1989. Ms. Dickens is also Vice President and Chief Operations Officer of The Chotin Group Corporation, positions she has held since 1989. Prior to joining The Chotin Group Corporation, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company.

  Kenneth S. Birnbaum, 54, has been Vice President of the Company since 1993. Mr. Birnbaum is Vice President of The Chotin Group Corporation, a position he has held since 1990. He is also the Manager of The Chotin Group Corporation's Washington, D.C., office. Prior to joining The Chotin Group Corporation, Mr. Birnbaum was General Counsel of Bracy Williams & Company, a government affairs firm specializing in advising corporations on federal, financial, energy and transportation-related
  legislative and administrative matters.   He is currently a member of
  the bar of the District of Columbia.

  Annel Henderson, 37, has been the Controller of the Company since 1992 and the Principal Accounting Officer since 1995. Mrs. Henderson has been the Controller of The Chotin Group Corporation since 1992. Prior to 1992, she was Accounting Manager of Community Holdings Corporation.

  Directors and Executive Officers are elected annually for a one-year term.



  ITEM 11.      EXECUTIVE COMPENSATION
  -------       ----------------------

       As of December 31, 1998, no executive officer had received any compen-sation exceeding $100,000.

       The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director a monthly fee of $150.00. No other officers or directors receive any compensation for their services.


  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  -------        --------------------------------------------------------------

                                                   Amount and
                                                   Nature Of
                                                   Beneficial       Percent of
  Title        Name and Address                    Ownership (1)      Class
  of Class     of Beneficial Owner
  --------     ------------------------------      -------------    ----------
  Common       Steven B. Chotin                       349,000          100%
               6400 S. Fiddler's Green Circle
               Suite 1200
               Englewood, CO  80111


  (1) Amount of such shares with respect to which persons indicated have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934: Zero.



  ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  -------        ----------------------------------------------

  The information relating to this Item is incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data" under Note 4 "Related Party Transactions."



                                    PART IV

  ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  -------       ---------------------------------------------------------------

  ( a )(1)  Financial Statements
            -  Independent Auditors' Report
            -  Balance Sheets at December 31, 1998 and 1997
            - Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
            - Statements of Shareholder's Equity for the Years Ended December 31, 1998, 1997 and 1996
            - Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
            - Notes to Financial Statements for the Years Ended December 31, 1998, 1997 and 1996

  ( a )(2)  Financial Statement Schedules

            The financial statement schedules have been omitted because they are inapplicable.

  ( b )     Reports on Form 8-K
            None

  ( c )     Exhibits

            Exhibit 27. Financial Data Schedule






                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FUND AMERICA INVESTORS CORPORATION  II
                                       (Registrant)


  Date: March 30, 1999                 By: /s/ Helen M. Dickens
        --------------                     -------------------------
                                           Helen M. Dickens
                                           Vice President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Steven B. Chotin     Director, Chairman,
  Steven B. Chotin         Chief Executive          March 30, 1999
                           Officer and President
                          (Principal Executive Officer)

  /s/ Helen M. Dickens     Director, Vice President and
  Helen M. Dickens         Treasurer (Principal
                           Financial Officer)       March 30, 1999

  /s/ Howard J. Glicksman  Director, Vice President
  Howard J. Glicksman      And Assistant Secretary  March 30, 1999

  /s/ Garrett Smith        Director                 March 30, 1999
  Garrett Smith

  /s/ Kenneth S. Birnbaum  Vice President           March 30, 1999
  Kenneth S. Birnbaum

  /s/ Annel Henderson      Principal Accounting
  Annel Henderson          Officer                  March 30,1999




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
  PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.