Form 10-Q
period 1999-03-31
FUND AMERICA INVESTORS CORP II
filed 1999-05-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.  YES  [X]     NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1999-- 349,000 shares



                     FUND AMERICA INVESTORS CORPORATION II
                             FORM 10-Q FOR THE
                      THREE MONTHS ENDED MARCH 31, 1999


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



                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                      FUND AMERICA INVESTORS CORPORATION II
                                  BALANCE SHEETS
                                   (Unaudited)


                                             March 31,          December 31,
                                               1999                 1998
                                           ------------         ------------
 Assets
    Cash                                    $ 219,503            $ 226,446
    Deferred offering costs                   248,555              248,555
    Prepaid expenses                            2,000                  179
                                            ---------            ---------
       Total assets                         $ 470,058            $ 475,180
                                            =========            =========

 Liabilities - accounts payable             $   7,140            $     215
                                            ---------            ---------

 Shareholder's equity
    Common stock, par value $.01 per share;
      1,000,000 shares authorized; 349,000
      shares issued and outstanding             3,490                3,490
    Retained earnings                         459,428              471,475
                                            ---------            ---------
       Total shareholder's equity             462,918              474,965
                                            ---------            ---------
  Total liabilities and share-
       holder's equity                      $ 470,058            $ 475,180
                                            =========            =========


  See notes to financial statements




                       FUND AMERICA INVESTORS CORPORATION II
                             Statements of Operations
                                    (Unaudited)


                                                   Three months ended
                                                        March 31,
                                              ----------------------------
                                                 1999              1998
                                              ----------        ----------
Revenue
 Interest income                              $    2,159        $    1,168
                                              ----------        ----------
       Total revenue                               2,159             1,168
                                              ----------        ----------

Expenses
 General and administrative                        8,207             8,160
 Legal fees                                            -               408
 Management fees                                   6,000             6,000
                                              ----------        ----------
       Total expenses                             14,207            14,568
                                              ----------        ----------

   Net loss                                   $  (12,048)       $  (13,400)
                                              ==========        ==========

See notes to financial statements



                                  Page 4




                      FUND AMERICA INVESTORS CORPORATION II
                            Statements of Cash Flows
                                   (Unaudited)


                                                   Three months ended
                                                        March 31,
                                              -----------------------------
                                                 1999               1998
                                              ----------         ----------

Net cash flow used in operating activities:
  Net loss                                    $  (12,048)        $  (13,400)
 Adjustments to reconcile net loss to net
   cash flow from operating activities:
   Changes in operating assets and
      liabilities:
          Prepaid expenses                       ( 1,820)               172
          Accounts payable                         6,925             (1,660)
                                              ----------         ----------
Net cash flow used in operating
   activities                                    ( 6,943)           (14,888)
                                              ----------         ----------

Net decrease in cash                             ( 6,943)           (14,888)

Cash at beginning of period                      226,446            110,311
                                              ----------         ----------

Cash at end of period                         $  219,503         $   95,423
                                              ==========         ==========



See notes to financial statements





                       FUND AMERICA INVESTORS CORPORATION II
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                    Three months ended March 31, 1999 and 1998


1.  Basis of Presentation
    ---------------------

Organization
------------

Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the"Securities"). The Securi-ties are issued in one or more series, from time to time, by the Company in accordance with the provisions in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

The Securities of each series can be issued directly by the Company, but typi-cally the Company forms a separate trust to act as the issuer solely for the purpose of issuing a series of Securities. A series of Securities that consist of Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. A series of Securities that consist of Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificateholders within each series of Securities is produced from the related trust property. The trust property is generally comprised of mortgage loans and/or mortgage-related assets as describ-ed in each of the series' related prospectus supplements.

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

At January 1, 1999, the Company had a total of $564 million remaining and unissued Securities on its Registration Statement No. 333-33823. During the first quarter ended March 31, 1999, the Company did not issue any additional Securities. The balance of unissued Securities on Registration Statement No. 333-33823 remains at $564 million for the first quarter ended March 31, 1999.

To date, the Company has issued eighteen series of Securities which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under generally accepted accounting principles, such issuances are considered to be a direct sale of the collateral.

On September 30, 1998, the Company filed its fifth Registration Statement on Form S-3 with the Securities and Exchange Commission. The purpose of this Registration Statement is to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of March 31, 1999, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2. Unaudited Financial Statements
   ------------------------------

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1999, and the results of its operations and cash flows for the periods ended March 31, 1999 and 1998.



                                   Page 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The Year 2000 Issue
-------------------

With the year 2000 approaching, potential computer failures and errors may occur due to problems with the computerized recognition of date codes. The
Year 2000 ("Y2K") issue addresses potential problems that may be encountered with date-related transactions on systems that have historically recognized years using two digits versus four digits. For example, these systems may recog-nize "00" as the year 1900 instead of 2000. This could potentially affect computerized operations that rely on date calculations or are date sensitive.

All operations of the Company are essentially driven by the issuance of securi-ties. In order to assess and determine potential Y2K issues within the opera-tions, the Company has separated operations into three sections, the registra-tion of securities, the issuance of securities, and the administrational operations.

The preparation, filing, and follow-up of the registration and issuance proces-ses are typically out-sourced to third-party service providers that specialize in these services. The Company is reinvesting confirmation from its third-party servicing providers that their systems are Y2K compliant. The Company has rec-eived assurance of Y2K compliance for some of its third-party service providers. In addition, the Company is still continuing its efforts to receive assurance from its other third-party service providers.

The Company in conjunction with its facilities provider, The Chotin Group Corporation (TCG), a related party, has assessed the third area of the Company's operations, administration systems. TCG provides the Company with office facilities and administrative functions. TCG has assessed its internal systems and has developed a Y2K Compliance Plan. Currently, TCG is in the process of implementing the plan steps to update and upgrade its internal systems that were determined not compliant. The Company will closely monitor TCG's progress.

Due to the fact that all operational systems are hired out, the Company does not expect to incur any direct costs for Y2K remediation that would materially af-fect its financial condition. The risk, however, to the Company could poten-tially be a delay in its operations of registering securities and issuing secur-ities. Delays may be caused by the Company's reliance on third- party service providers who handle out-sourced operations and who are not Y2K compliant. To address this issue, the Company will consider out-sourcing operations to other third-party service provider who confirm their compliance.

If necessary updates and upgrades of TCG's systems are not made on a timely basis, or if third- party service providers are not Y2K ready, Y2K problems could have a material adverse effect on the Company's operations.

Without a reasonably complete upgrade and testing of systems that may be vulnerable to problems, the Company does not have reasonable basis to conclude that the Year 2000 compliance issue will not likely have an operational impact on the Company. In addition, without a reasonable conclusive basis, reported financial information will not necessarily be a indication of future operating results or future financial condition.


Liquidity and Capital Resources
-------------------------------

The Company expects to fund ongoing operations from working capital and revenues derived from the issuance of Securities. Management believes that the Company's current cash position will adequately fund overhead and capital costs related to the registration of additional securities for the remainder of 1999.


Results of Operations
---------------------

The Company reported a net loss for the three months ended March 31, 1999 of $12,048 as compared to a net loss for the three months ended March 31, 1998 of $13,400. As increase of interest earned on cash balances for the three months ended March 31, 1999 is the primary difference in the results of operations between the two reporting periods.


Forward Looking Statements
--------------------------

The statements contained in this Item 2 that are not historical facts, inclu-ding, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Y2K preparedness of the Company's third party information service providers, the market for mortgage-backed securities, competition, government regulation and possible future litigation.


                           PART II. OTHER INFORMATION
                           --------------------------


     Item 1.  Legal Proceedings
              -----------------
              None.

     Item 2.  Changes in Securities
              ---------------------
              None.

     Item 3.  Defaults Upon Senior Securities
              -------------------------------
              None.

     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              None.

     Item 5.  Other Information
              -----------------
              None.

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------
              A.  Exhibits

                  Exhibit 27. Financial Data Schedule

              B.  Form 8-K - None


                                SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FUND AMERICA INVESTORS CORPORATION II
                                       -------------------------------------
                                       (Registrant)


Date:   May 14, 1999                   By:  /s/ Helen M. Dickens
      -------------------                  ---------------------------------
                                            Helen M. Dickens
                                            Vice President and Secretary
                                            (Duly authorized and
                                            Principal Financial Officer)
