Form 10-Q
period 1999-06-30
FUND AMERICA INVESTORS CORP II
filed 1999-08-13
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999,

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing re-
quirements for the past 90 days.   YES  [X]     NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 1999 -- 349,000 shares






                  FUND AMERICA INVESTORS CORPORATION II
                            FORM 10-Q FOR THE
                      SIX MONTHS ENDED JUNE 30, 1999


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




                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FUND AMERICA INVESTORS CORPORATION II
                            BALANCE SHEETS
                             (Unaudited)


                                            June 30,            December 31,
                                             1999                   1998
                                          -----------           -----------
Assets
  Cash                                     $ 209,015             $ 226,446
  Deferred offering costs                    248,555               248,555
  Prepaid expenses                                 -                   179
                                           ---------             ---------
     Total assets                          $ 457,570             $ 475,180
                                           =========             =========


Liabilities - accounts payable             $       -             $     215
                                           ---------             ---------

Shareholder's equity
  Common stock, par value $.01 per share;
     10,000 shares authorized;349,000
     shares issued and outstanding             3,490                 3,490
  Retained earnings                          454,080               471,475
                                           ---------             ---------
     Total shareholder's equity              457,570               474,965
                                           ---------             ---------
  Total liabilities and share-
     holder's equity                       $ 457,570             $ 475,180
                                           =========             =========


See notes to financial statements







                 FUND AMERICA INVESTORS CORPORATION II
                       Statements of Operations
                              (Unaudited)


                                Three months ended         Six months ended
                                     June 30,                   June 30,
                              ----------------------     --------------------
                                1999          1998         1999        1998
                              --------      --------     --------    --------
Revenue
 Issuance fee income          $      -      $360,418     $      -    $360,418
 Interest income                 2,158         1,924        4,317       3,092
                              --------      --------     --------    --------
       Total revenue             2,158       362,342        4,317     363,510
                              --------      --------     --------    --------

Expenses
 Deferred offering costs             -       135,418            -     135,418
 General and administrative      1,505           690        9,712       9,258
 Management fees                 6,000         6,000       12,000      12,000
                              --------      --------     --------    --------
       Total expenses            7,505       142,108       21,712     156,676
                              --------      --------     --------    --------

  Net income/(loss)           $ (5,347)     $220,234     $(17,395)   $206,834
                              ========      ========     ========    ========




See notes to financial statements





                     FUND AMERICA INVESTORS CORPORATION II
                            Statements of Cash Flows
                                 (Unaudited)

                                                     Six months ended
                                                         June 30,
                                                 ------------------------
                                                    1999          1998
                                                 ----------    ----------
Net cash flow used in operating activities:
  Net income/(loss)                              $ (17,395)    $  206,834
 Adjustments to reconcile net loss to net
    cash flow from operating activities:
  Amortization deferred offering costs                   -        135,418
  Changes in operating assets and liabilities:
        Accounts payable                              (215)        (8,630)
        Prepaid expenses                               179            172
                                                 ---------      ---------

Net cash flow provided by/(used in)
   operating activities                            (17,431)       333,794
                                                 ---------      ---------

Net increase/(decrease) in cash                    (17,431)       333,794

Cash at beginning of period                        226,446        110,311
                                                 ---------      ---------

Cash at end of period                            $ 209,015      $ 444,105
                                                 =========      =========


See notes to financial statements





                      FUND AMERICA INVESTORS CORPORATION II
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                    Six months ended June 30, 1999 and 1998



1.  Basis of Presentation

Organization
------------
Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company in accordance with the provisions in the pros-pectus and series-related prospectus supplement of the Company's latest effective registration statement.

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

The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than to; (1)issue and sell Securities; (2) purchase, own, hold, pledge or sell mortgage loans or other mortgage-related assets; (3) invest and maintain cash balances on an interim basis in high quality short-term securities; and (4) engage in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

On April 1, 1999, the Company had a total of $564 million registered and unissued Securities on its Registration Statement No. 333-33823. During the second quarter ended June 30, 1999, the Company did not issue any additional Securities. The balance of unissued Securities on Registration Statement No. 333-33823 remains at $564 million for the second quarter ended June 30, 1999.

To date, the Company has issued eighteen series of Securities which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under generally accepted accounting principles, such issuances are considered to be a direct sale of the collateral.

On September 30, 1998, the Company filed its fifth Registration Statement on Form S-3 with the Securities and Exchange Commission. The purpose of this Registration Statement is to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of June 30, 1999, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting periods and in accordance with the instructions to Form 10-Q. In complying to the guidelines, the accompanying financial statements do not include all of the information and footnotes that are required for a complete annual reporting period.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1999, and the results of its operations and cash flows for the periods ended June 30, 1999 and 1998.

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

All operations of the Company are essentially driven by the issuance of securities. In order to assess and determine potential Y2K issues within the operations, the Company has separated operations into three sections, the registration of securities, the issuance of securities, and the administrational operations.

The preparation, filing, and follow-up of the registration and issuance processes are typically out-sourced to third-party service providers that specialize in these services. The Company has requested confirmation from its third-party service providers that their systems are Y2K compliant. The Company has received assurance of Y2K compliance for some of its third-party service providers.

The Company in conjunction with its facilities provider, The Chotin Group Corporation (TCG), a related party, has assessed the third area of the Company's operations, administration systems. TCG provides the Company with office facilities and administrative functions. TCG is in the first part of its final phase of its Y2K compliance plan. TCG is currently replacing and upgrading its hardware systems that were identified in the assessment phase. Hardware replacement is 90% complete and once completed, replacement of identi-fied software systems will begin, followed by system testing. TCG believes that its Y2K efforts are on track to ensure compliance with the upcoming deadline. The Company will closely monitor TCG's progress.

Due to the fact that all operational systems are hired out, the Company does not expect to incur any direct costs for Y2K remediation that would materially af-fect its financial condition. The risk, however, to the Company could potenti-ally be a delay in its operations of registering securities and issuing securi-ties. Delays may be caused by the Company's reliance on third- party service providers who handle out-sourced operations and who are not Y2K compliant. To address this issue, the Company will consider out-sourcing operations to other third-party service provider who confirm their compliance.

If the necessary updates and upgrades of TCG's systems are not made on a timely basis, or if third- party service providers are not Y2K ready, Y2K problems could have a material adverse effect on the Company's operations.

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


Results of Operations
---------------------
The Company operates on a relatively fixed general and administrative costs which have not substantially deviated from comparable periods in prior years. The periodical fluctuations in net income are directly related to activity from the issuance of Securities. Periods reporting net income are the result of issuance fees earned by the Company, and in periods reporting a net loss,

typically, no issuance fees were earned. For the three months ended June 30, 1998, the Company earned net issuance fees of $225,000 which resulted in net income for the period of $220,234. For the three months ended June 30, 1999, the Company did not earn any issuance fees and reported a net loss of $5,347.

The six month period ended June 30, 1999 as compared to the six months ended June 30, 1998 had similar results. The Company earned $225,000 in issuance fees for 1998 and reported a net income of $206,834. For the comparable six month period in 1999, no issuance fees were earned, and the Company reported a net loss of $17,395.

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



                                       FUND AMERICA INVESTORS CORPORATION II
                                       -------------------------------------
                                       (Registrant)


Date:  August 13, 1999            By:  /s/Helen M. Dickens
      --------------------            -------------------------------------
                                          Helen M. Dickens
                                          Vice President, Secretary/Treasurer
                                          (Duly authorized and
                                          Principal Financial Officer
