Form 10-Q
period 1999-09-30
FUND AMERICA INVESTORS CORP II
filed 1999-11-15
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1999 -- 349,000 shares








             FUND AMERICA INVESTORS CORPORATION II
                        FORM 10-Q FOR THE
               NINE MONTHS ENDED SEPTEMBER 30, 1999


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





                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FUND AMERICA INVESTORS CORPORATION II
                            BALANCE SHEETS

                                       (Unaudited)
                                      September 30,         December 31,
                                          1999                  1998
                                      -------------         ------------
Assets
  Cash                                 $   44,733            $  226,446
  Deferred offering costs                 250,055               248,555
  Prepaid expenses                          2,000                   179
                                       ----------            ----------
     Total assets                      $  296,788            $  475,180
                                       ==========            ==========

Liabilities - accounts payable         $        -            $      215
                                       ----------            ----------

Shareholder's equity
  Common stock, par value $.01 per
    share;10,000 shares authorized;
    349,000  shares issued and
    outstanding                             3,490                 3,490
  Retained earnings                       293,298               471,475
                                       ----------            ----------
     Total shareholder's equity           296,788               474,965
                                       ----------            ----------

  Total liabilities and
       shareholder's equity            $  296,788            $  475,180
                                       ==========            ==========


See notes to financial statements










                 FUND AMERICA INVESTORS CORPORATION II
                        Statement of Operations
                              (Unaudited)

                                Three months ended       Nine months ended
                                    September 30,           September 30,
                             ------------------------ -----------------------
                                 1999        1998         1999       1998

Revenue
 Issuance fee income          $      -     $      -    $      -   $360,418
 Call option income            195,006            -     195,006          -
 Interest income                 1,536        4,464       5,853      7,556
                              --------     --------    --------   --------
       Total revenue           196,542        4,464     200,859    367,974
                              --------     --------    --------   --------

Expenses
 Deferred offering costs             -            -           -    135,418
 General and administrative      1,324        2,308      11,036     11,566
 Management fees                 6,000        6,000      18,000     18,000
                              --------     --------    --------   --------
       Total expenses            7,324        8,308      29,036    164,984
                              --------     --------    --------   --------

       Net income/(loss)      $189,218     $ (3,844)   $171,823   $202,990
                              ========     ========    ========   ========



See notes to financial statements





                                   Page 4



                 FUND AMERICA INVESTORS CORPORATION II
                        Statement of Cash Flows
                              (Unaudited)

                                                       Nine months ended
                                                           September 30,
                                                     ---------------------
                                                      1999           1998
                                                   ----------     ----------
Net cash flow from operating activities:
  Net income                                        $ 171,823      $ 202,990
 Adjustments to reconcile net income to net
    cash flow from operating activities:
  Deferred offering costs                                   -        135,418
  Changes in operating assets and liabilities:
     Prepaid expenses                                  (1,821)           172
     Accounts payable                                    (215)         1,439
                                                    ---------      ---------
Net cash flow provided by operating activities        169,787        340,019


Net cash used in investing activities:
  Increase in deferred offering costs                  (1,500)       (10,266)
                                                    ---------      ---------
Net cash flow used in investing activities             (1,500)       (10,266)


Net cash used in financing activities:
  Shareholder distributions                          (350,000)       (87,598)
                                                    ---------      ---------
Net cash flow used in financing activities           (350,000)       (87,598)


Net increase/decrease in cash                        (187,713)       242,155

Cash at beginning of period                           226,446        110,311
                                                    ---------      ---------

Cash at end of period                               $  44,733      $ 352,466
                                                    =========      =========


See notes to financial statements







                 FUND AMERICA INVESTORS CORPORATION II
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
             Nine months ended September 30, 1999 and 1998


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

The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than to; (1) issue and sell Securities; (2) purchase, own, hold, pledge or sell mortgage loans or other mortgage-related assets;
(3) invest and maintain cash balances on an interim basis in high quality short-term securities; and (4) engage in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

On July 1, 1999, the Company had a total of $564 million registered and unissued Securities on its Registration Statement No. 333-
33823.   During the third quarter ended September 30, 1999, the
Company did not issue any additional Securities. The balance of unissued Securities on Registration Statement No. 333-33823 remains at $564 million for the third quarter ended September 30, 1999.

To date, the Company has issued eighteen series of Securities which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under generally accepted accounting principles, such issuances are considered to be a direct sale of the collateral.

On September 30, 1998, the Company filed its fifth Registration Statement on Form S-3 with the Securities and Exchange
Commission. The purpose of this Registration Statement is to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of September 30, 1999, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1999, and the results of its operations and cash flows for the periods ended September 30, 1999 and 1998.

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

The Company in conjunction with its facilities provider, The Chotin Group Corporation (TCG), a related party, has assessed its administration systems, the third area of the Company's operations. TCG provides the Company with office facilities and administrative functions. TCG is in the second part of its final phase of its Y2K compliance plan. All hardware systems identified as non-Y2K compliant have been replaced. Additionally, all necessary replacements to software systems used in the administration of the Company's operations have been made. All hardware and software systems will be tested prior to year-end to allow adequate time for
any potential corrections.   TCG believes that its Y2K efforts are on
track to ensure compliance with the upcoming deadline.

Due to the fact that all operational systems are hired out, the Company does not expect to incur any direct costs for Y2K remediation that would materially affect its financial condition. The risk, however, to the Company could potentially be a delay in its operations of registering securities and issuing securities. Delays may be caused by the Company's reliance on third- party service providers who handle out-sourced operations and who are not Y2K compliant. To address this issue, the Company will consider out-sourcing operations to other third-party service provider who confirm their compliance.

If necessary updates and upgrades identified in the testing process of TCG's systems are not made on a timely basis, or if third- party service providers are not Y2K ready, Y2K problems could have a material adverse effect on the Company's operations.

Without a reasonably complete testing of systems that may be vulnerable to problems, the Company does not have a reasonable basis to conclude that the Year 2000 compliance issue will not likely have an operational impact on the Company. In addition, without a reasonable conclusive basis, reported financial information will not necessarily be an indication of future operating results or future financial condition.

Liquidity and Capital Resources

The Company expects to fund ongoing operations from working capital and revenues derived from the issuance of Securities.
Management believes that the Company's current cash position will adequately fund overhead and capital costs related to the registration of additional securities for the remainder of 1999.

Results of Operations

The Company operates on relatively fixed general and administrative costs which have not substantially deviated from comparable periods in prior years. Typically, periodical fluctuations in net income are directly related to activity from the issuance of Securities. Under normal circumstances, periods reporting net income are the direct result of issuance fees earned by the Company, and periods reporting a net loss, no issuance fees were earned. For the three-months ended September 30, 1999, the Company reported net income of $189,218, however, net income was not a result of issuance activity, but rather call option income received in the amount of $195,006 when the bonds in Fund America Investors Corporation II, Series 1993-F were called by the servicer. Call option income is not a usual event and

the Company does not anticipate to receive call option income in future periods from other series that it has issued. The remaining income and expense for September 30, 1999 are comparable to the three-months ended September 30, 1998, where, the Company did not earn any issuance fees and reported a net loss of $3,844.
In comparing the nine-month period ended September 30, 1999 to the nine-months ended September 30, 1998, both periods had net income of $171,823 and $202,990, respectively. However, the income reported on September 30, 1999 was produced by the call option income of $195,006 as described above, whereas, net income reported on September 30, 1998 was the result of net issuance fees earned in the amount of $225,000. Other items remained comparable for both periods with the exception of a slight decrease in interest earned for September 30, 1999.

Forward Looking Statements

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

    (b) Form 8-K  - None


                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FUND AMERICA INVESTORS CORPORATION II
                                       (Registrant)


Date:       November 12, 1999          By: /s/ Helen M. Dickens
                                            Helen M. Dickens
                                            Vice President, Secretary/Treasurer
