Form 10-K
period 1999-12-31
FUND AMERICA INVESTORS CORP II
filed 2000-03-30
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-K



  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

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
        (State or other jurisdiction of      (I.R.S. Employer identification
         incorporation or organization)                  number)


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

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 1999: $0.00.

  The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 29, 2000 was 349,000 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None.



  PART I

  ITEM 1.        BUSINESS

  Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company as described in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

  The Securities of each series can be issued by the Company, but typically the Company forms a separate trust to act as the issuer solely for the purpose of issuing a series. A series of Securities that include Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. A series of Securities that include Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificateholders within each series of Securities is produced from the related trust property. The property or assets within each trust are comprised of mortgage-related assets as defined in each of the series' related prospectus supplements, and represent the collateral for either the Bonds or the Certificates.

  The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than to; (1) issue and sell Bonds; (2) purchase, own, hold, pledge or sell collateral or other mortgage-related assets; (3) invest and maintain cash balances on an interim basis in high quality short-term securities; and (4) engage in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.
  As of December 31, 1999, the Company has issued eighteen series of Securities aggregating initial principal amount of $2.437 billion. In 1996 and prior years, the Company issued a total of $1.966 billion in initial principal amount. During 1997, one Bond series was issued for $122 million. In 1998, the Company issued three series of Securities aggregating $348 million in initial principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under generally accepted accounting principles, such issuances are considered to be a direct sale of the collateral.

  On September 30, 1998, the Company filed its fifth Registration Statement on Form S-3 with the Securities and Exchange Commission. The purpose of this Registration Statement is to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of December 31, 1999, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.

  On January 1, 1999, the Company had a total of $564 million registered and unissued Securities on its Registration Statement No. 333-33823. During the year ended December 31, 1999, the Company did not issue any Securities. The balance of unissued Securities on Registration Statement No. 333-33823 remained $564 million for the year ended December 31, 1999. The Company subsequently issued $3.2 million on January 20, 2000.


  ITEM 2.        PROPERTIES   The Company has no material physical properties.


  ITEM 3.        LEGAL PROCEEDINGS           None.



                                Page 2

  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1999.

  PART II

  ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

  There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.



  ITEM 6.         SELECTED FINANCIAL DATA


                                           Year Ended December 31,
                           --------------------------------------------------
                            1999        1998        1997      1996      1995
                           ------      ------      ------    ------    ------

  Income Statement Data:

  Revenue                   $201,155   $370,890    $132,196  $199,448  $ 26,538

  Net income(loss)          $160,561   $196,084    $ 24,035  $ 42,165  $(94,766)

  Net income(loss) per
  share of common stock           (1)        (1)        (1)        (1)      (1)

  Balance Sheet Data:
  Total assets              $270,526   $475,180    $475,280  $442,444  $440,373

  Shareholder's equity      $270,526   $474,965    $466,479  $442,444  $440,279

  (1) Not presented, as all shares of common stock are held by a sole shareholder.




    ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

  1.   General

  As of December 31, 1999, the Company has issued eighteen series of registered Pass-Through Securities aggregating $2,436,596,829 in initial amount for all the issuances. Twelve series of Bonds remain outstanding on December 31, 1999. The following list consists of the outstanding series shown with initial issuance amounts.




  Series      Amount             Collateral
  -----------------------------------------------------------------------
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
                                 Mortgage Association and Federal Home Loan
                                 Mortgage Corporation Securities; private mort-gage backed securities including certain resi-dual interest securities; principal component of bonds issued by the Resolution Funding Corp.

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
                                 Fannie Mae Certificates, one Pooled Ginnie Mae
                                 Certificate, two Pooled Freddie Mac Certifi-cates and one Pooled Non-Agency Certificate

  1998-NMC1 $236,526,000         Trust assets consisting primarily of adjustable
                                 rate mortgage loans that are secured by
                                 first lien mortgages on one- to
                                 four-family residential properties


  2.   The Year 2000 Issue

  The Year 2000 problem is the potential for system and processing failures of date related data arising from the use of two digits by computer controlled systems, rather than four digits, to define the applicable year. The Company completed its Year 2000 assessment in 1999 and to date it has not experienced any material Year 2000 difficulties and does not expect to incur any material costs related to the Year 2000 issue. Additionally, since January 1, 2000, the Company has not experienced any computer or operational disruptions as a result of Year 2000 problems or otherwise.

  3.   Liquidity and Capital Resources

  Over the next 12 months, the Company expects to fund ongoing operations as well as any potential amendments to its Registration Statement from cash balances, revenues derived from the issuance of Securities, and loans or capital contributions from its sole shareholder.

  4.   Results of Operations

  The Company does not have any significant assets other than cash held for operations and capitalized deferred offering costs. Major operating activity is initiated from the issuance of Securities or the preparation in registering Securities to be issued. Costs incurred with registering Securities are capitalized until such time as the Securities are issued in an offering.

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

  An evaluation of long-lived assets at December 31, 1998 and December 31, 1997 resulted in impairment of the Company's deferred offering costs.
  It was determined that costs in excess of the currently accepted market pass-through costs should be charged to net income. The net impairment charged to operations in 1998 and 1997 was $1,127 and $18,503, respectively.

  The Company reported net income for the year ended December 31, 1999 of $160,561 compared to net income of $196,084 for the year ended December 31, 1998 and net income of $24,035 for the year ended December 31, 1997. In 1999, the Company earned income of $195,006 not as a result of issuance income, but rather call option income received when the Fund America Investors Corporation II, Series 1993-F certificates were called by the servicer. Call option income is not a usual event, and the Company does not anticipate the receipt of call option income in future periods from other Securities that it has issued. In the previous two years, the Company earned fees from the issuance of Securities; however, in 1998 three bond series were issued versus one in 1997. Results for 1997 were affected by an impairment of $18,503. Variables affecting comparable results of operations are typically the number of securitizations completed and/or impairments of assets.

  5.   Forward Looking Statements

  The statements contained in this Item 7 and Item 7A that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those


                                Page 5
  stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Y2K preparedness of the Company's third-party service providers, the market for mortgage-backed securities, competition, government regulation and possible future litigation.

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK

  Securities issued by the Company are either debt securities or securities which evidence beneficial ownership interest in designated trusts established to facilitate the transfer of trust asset payments to the Bondholders who hold such debt securities or to the Certificateholders who hold such beneficial ownership interests. Assets securing payments to Bondholders or Certificateholders are pledged or sold to designated trusts and are not assets of the Company. Additionally, Bonds and Certificates that are issued either by the Company or a trust formed by the Company do not represent an ownership interest in or an obligation of the Company.

  Disclosures required in this Item 7A are intended to clarify a registrant's exposures to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments. The purpose of this section is to disclose the material effects on earnings, fair values, and cash flows that are inherent to potential market risk exposure. Potential market risk associated with Securities issued under the Company's registration statement will not have a material effect on the Company's earnings or cash flow since the Securities do not represent an interest in or an obligation of the Company. In addition, the Company has no public common equity; all common stock of the Company is held by one shareholder. Therefore, material effects of potential market risk exposure on Securities issued from the Company will not have any significant impact on the Company.



                               Page 6

  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEPENDENT AUDITORS' REPORT


  Board of Directors and Shareholders
  Fund America Investors Corporation II
  Englewood, Colorado  80111


  We have audited the accompanying balance sheets of Fund America Investors Corporation II as of December 31, 1999 and 1998, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



  DELOITTE & TOUCHE LLP


  Denver, Colorado
  March 10, 2000



                                 Page 7

                       FUND AMERICA INVESTORS CORPORATION II
                                  Balance Sheets
                                                          December 31,
                                                   -------------------------
                                                      1999           1998
                                                    --------       --------
  Assets
      Cash and cash equivalents (Note 2)            $ 15,513       $226,446
       Deferred offering costs, net (Note 2)         254,826        248,555
       Prepaid expenses                                  187            179
                                                    --------       --------
       Total assets                                 $270,526       $475,180
                                                    ========       ========


  Liabilities - Accounts payable                    $      -       $    215
                                                    --------       --------
  Shareholder's equity
       Common stock, par value $.01 per share;
         1,000,000 shares authorized; 349,000
         shares issued and outstanding                 3,490          3,490
       Additional paid-in capital                    445,510        445,510
       Shareholder distributions                  (1,779,798)    (1,414,798)
       Retained earnings                           1,601,324      1,440,763
                                                   ---------      ---------
  Total shareholder's equity                         270,526        474,965
                                                   ---------      ---------

  Total liabilities and shareholder's equity        $270,526       $475,180
                                                   =========      =========

  See notes to financial statements


                                    Page 8


                     FUND AMERICA INVESTORS CORPORATION II
                             Statements of Operations

                                             Year Ended December 31,
                                       ----------------------------------
                                          1999        1998        1997
                                        --------    --------    --------
 Revenue
  Issuance fees                         $      -    $360,418    $125,995
  Interest                                 6,149      10,472       6,201
  Other bond income                      195,006           -           -
                                        --------    --------    --------
  Total revenue                          201,155     370,890     132,196
                                        --------    --------    --------
 Expenses
  Amortization of deferred
    offering costs                             -     135,418      50,995
  General and administrative              16,594      14,261      14,663
  Management fees (Note 4)                24,000      24,000      24,000
  Impairment of long-lived
    assets (Note 2)                            -       1,127      18,503
                                        --------    --------    --------
  Total expenses                          40,594     174,806     108,161
                                        --------    --------    --------

  Net income                            $160,561    $196,084    $ 24,035
                                        ========    ========    ========



  See notes to financial statements

                                   Page 9



                    FUND AMERICA INVESTORS CORPORATION II
                     Statements of Shareholder's Equity
                Years ended December 31, 1999, 1998 and 1997


                Common Stock     Addi-      Share-
             ------------------  tional     holder
             Number of    Par    Paid-in    Distri-      Retained  Shareholder's
              Shares     Value   Capital    butions      Earnings   Equity-Net
             ---------  ------- ---------  -----------   ---------- ------------

Balance at
January 1,
  1997        349,000   $3,490  $445,510   $(1,227,200)  $1,220,644  $442,444
Net income          -        -         -             -       24,035    24,035
             --------   ------  --------   -----------   ----------  --------

Balance at
December 31,
  1997        349,000    3,490   445,510    (1,227,200)   1,244,679   466,479
Shareholder
  distri-
  butions           -        -         -      (187,598)           -  (187,598)
Net income          -        -         -             -      196,084   196,084
             --------   ------  --------   -----------   ----------  --------

Balance at
December 31,
  1998        349,000    3,490   445,510    (1,414,798)   1,440,763   474,965
Shareholder
  distri-
  butions           -        -         -      (365,000)           -  (365,000)
Net income          -        -         -             -      160,561   160,561
             --------   ------  --------   -----------   ----------  --------

Balance at
December 31,
  1999       $349,000   $3,490  $445,510   $(1,779,798)  $1,601,324  $270,526
             ========   ======  ========   ===========   ==========  ========





   See notes to financial statements

                                  Page 10

                     FUND AMERICA INVESTORS CORPORATION II
                           Statements of Cash Flows

                                               Year ended December 31,
                                         -----------------------------------
                                          1999          1998           1997
                                        --------      --------       --------
  Net cash flows from
  operating activities:
      Net income                        $160,561      $196,084       $ 24,035
  Adjustments to reconcile
    net income to net cash from
    operating activities:
  Amortization of deferred
    offering costs                             -       135,418         50,995
  Amortization of organization costs           -             -            583
  Impairment of deferred offering costs        -         1,127         18,503
  Changes in operating assets and
     liabilities:
  Accounts payable                          (215)       (8,586)         8,801
  Prepaid expenses                            (8)           (7)            (9)
                                        --------      --------       --------
  Net cash provided by
  operating activities:                  160,338       324,036        102,908


  Cash flows used in investing
    activities:
  Additions to deferred offering costs   (6,271)       (20,303)      (183,171)

  Cash flows used in financing
    activities:
  Shareholder distribution             (365,000)      (187,598)             -
                                       --------       --------       --------

  Net increase (decrease) in cash
    and cash equivalents               (210,933)       116,135        (80,263)

  Cash and cash equivalents
    at beginning of year                226,446        110,311        190,574
                                       --------       --------       --------
  Cash and cash
    equivalents at end of year         $ 15,513       $226,446       $110,311
                                       ========       ========       ========

  Supplemental cash flow information:

    Cash paid for interest             $      -       $      -       $      -

    Cash paid for income taxes         $      -       $      -       $      -


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

                             Page 12

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

  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses recognized related to a hedged item in the income statement to be offset by the related derivative's gains and losses, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. During 1999, the implementation of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Preliminarily, the Company does not expect SFAS No. 133 to have an impact on its financial statements.

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

  Note 4.        Related Party Transactions

  The Company has engaged in related party transactions as discussed below. Accordingly, the accompanying financial statements are not necessarily indicative of the financial position that would exist or the results of operations that would have occurred if the transactions had been with unaffiliated entities.

  The sole shareholder of the Company is also the sole shareholder, President and Director of The Chotin Group Corporation and Fund America Management Corporation ("FAMC"). On January 1, 1993, the Company entered into a Management Agreement with The Chotin Group Corporation
  (the "Facilities Manager"). This agreement remains in force until written termination of the agreement is presented by either party. As of December 31, 1999, no such notice of termination has been given or received by the Company. Under the terms of the agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The management fees paid during each of the three years ended December 31, 1999 were $24,000.


                                    Page 13

  Note 5.        CMO Information

  At December 31, 1999 and 1998, the outstanding principal balance of the issued Securities and the amount of publicly and privately issued securities were as follows:


                               1999
     ----------------------------------------------------------
                  Total             Publicly         Privately
     Series     Certificates         issued           issued
     ---------  ------------       ----------       -----------
     1993-A     $ 71,694,755     $ 68,444,059      $  3,250,696
     1993-B       12,692,393        9,173,079         3,519,314
     1993-C      152,419,021      152,419,021                 -
     1993-E       24,858,455       20,711,537         4,146,918
     1993-H        5,771,393        5,771,393                 -
     1993-J       15,776,894       14,975,146           801,748
     1994-A        4,104,297        3,528,849           575,448
     1996-A       41,747,842       41,747,842                 -
     1997-NMC1    29,819,797       29,819,797                 -
     1998-A       11,956,177       11,956,177                 -
     1998-B       38,532,238       38,532,238                 -
     1998-NMC1   122,158,583      122,158,583                 -
                ------------     ------------      ------------

     Total      $531,531,845     $519,237,721      $ 12,294,124
                ============     ============      ============


                               1998
     ----------------------------------------------------------
                  Total             Publicly         Privately
     Series     Certificates         issued           issued
     ---------  ------------       ----------       -----------
     1993-A     $ 95,272,301     $ 91,805,109      $  3,467,192
     1993-B       18,127,195       14,504,919         3,622,276
     1993-C      183,230,771      183,230,771                 -
     1993-E       37,005,049       32,546,951         4,458,098
     1993-F        6,862,610        6,862,610                 -
     1993-H        8,578,280        8,578,280                 -
     1993-J       24,714,688       23,532,771         1,151,917
     1994-A        6,320,685        5,421,786           898,899
     1996-A       79,139,451       79,139,451                 -
     1997-NMC1    72,903,391       72,903,391                 -
     1998-A       40,704,057       40,704,057                 -
     1998-B       42,849,600       40,849,600                 -
     1998-NMC1   208,756,942      208,756,942                 -
                ------------     ------------      ------------

     Totals     $824,465,020     $810,866,638      $ 13,598,382
                ============     ============      ============



  ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE    None.


  PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Name                          Position                             Age

  Steven B. Chotin              Director, Chairman,
                                Chief Executive Officer
                                and President                         52
  Howard J. Glicksman           Director, Vice President
                                and Assistant Secretary               54
  M. Garrett Smith              Director                              38
  Helen M. Dickens              Director, Vice President,
                                and Secretary                         46
  Matthew T. Kennedy            Assistant Secretary                   24
  Annel Henderson               Principal Accounting Officer
                                and Controller                        38

  Steven B. Chotin, 52, has been a Director and the Chairman, Chief Executive Officer and President of the Company since its inception. Mr. Chotin has been President of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933, as amended (the "Act").

  Howard J. Glicksman, 54, has been a Director of the Company since
  1995, Vice President since 1993 and Assistant Secretary since 1989. Mr. Glicksman has been Vice President since 1993, Assistant Secretary and General Counsel since 1989 of The Chotin Group Corporation. Prior to joining The Chotin Group Corporation, Mr. Glicksman was a partner in the Denver, Colorado law firm of Glicksman, Woodrow & Shaner. He currently holds bar and association memberships in Colorado and New York.

  M. Garrett Smith, 38, joined Stonebridge Technologies, based in
  Dallas, in 1999 as its Chief Financial Officer. Previously, Mr. Smith was Executive Vice President and Chief Financial Officer of Pioneer Natural Resources Company. He also served as a Senior Vice President of Corporate Acquisitions at Pioneer. Prior to joining Pioneer, Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

  Helen M. Dickens, 46, has been a Director of the Company since
  1995, Vice President and Secretary of the Company since 1989. Ms. Dickens is also Vice President and Chief Operations Officer of The Chotin Group Corporation, positions she has held since 1989. Prior to joining The Chotin Group Corporation, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company.

  Matthew T. Kennedy, 24, has been the Assistant Secretary of the Company since 1999. Mr. Kennedy joined The Chotin Group Corporation in 1999 as a financial analyst. In 1998, Mr. Kennedy received a Bachelor of Science degree from Miami University with a Major in Economics and a Minor in Information Systems.

  Annel Henderson, 38, has been the Controller of the Company since 1992 and the Principal Accounting Officer since 1995. Mrs. Henderson has been the Controller of The Chotin Group Corporation since 1992. Prior to 1992, she was Accounting Manager of Community Holdings Corporation.

   Directors and Executive Officers are elected annually for a one-year term.


                                Page 15

  ITEM 11.  EXECUTIVE COMPENSATION

  As of December 31, 1999, no executive officer had received any compensation exceeding $100,000.

  The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director a monthly fee of $150.00. No other officers or directors receive any compensation for their services.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

                                                     Amount and
                                                     Nature Of
    Title                                            Beneficial    Percent of
    of Class  Name and Address of Beneficial Owner  Ownership (1)     Class
    --------  ------------------------------------  -------------  ----------
    Common    Steven B. Chotin                         349,000         100%
              6400 S. Fiddler's Green Circle
              Suite 1200
              Englewood, CO  80111

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




                               Page 16

  PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K
  ( a )(1)       Financial Statements
                    -  Independent Auditors' Report
                    -  Balance Sheets at December 31, 1999 and 1998
                    - Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997
                    - Statements of Shareholder's Equity for the Years Ended December 31, 1999, 1998 and 1997
                    - Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
                    - Notes to Financial Statements for the Years Ended December 31, 1999, 1998 and 1997

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

                                    FUND AMERICA INVESTORS CORPORATION II
                                    (Registrant)


    Date:  March 29, 2000                By: /s/ Helen M. Dickens
           --------------------             -----------------------------
                                            Helen M. Dickens
                                            Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Steven B. Chotin           Director, Chairman, Chief         March 29, 2000
 --------------------          Executive Officer and President
 Steven B. Chotin             (Principal Executive Officer)


/s/ Helen M. Dickens           Director, Vice President and      March 29, 2000
 -------------------           Treasurer (Principal Financial Officer)
 Helen M. Dickens


/s/ Howard J. Glicksman        Director, Vice President and      March 29, 2000
 ----------------------        Assistant Secretary
 Howard J. Glicksman

/s/ M. Garrett Smith           Director                          March 29, 2000
 -------------------
 M. Garrett Smith


/s/ Annel Henderson            Principal Accounting Officer      March 29, 2000
 ------------------
 Annel Henderson


/s/ Matthew T. Kennedy         Assistant Secretary               March 29, 2000
 ---------------------
 Matthew T. Kennedy



                                Page 18

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
    PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


    Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.




                                 Page 19