Form 10-Q
period 2000-03-31
FUND AMERICA INVESTORS CORP II
filed 2000-05-15
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.  YES  X     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2000-- 349,000 shares



             FUND AMERICA INVESTORS CORPORATION II
                        FORM 10-Q FOR THE
                THREE MONTHS ENDED MARCH 31, 2000


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



                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FUND AMERICA INVESTORS CORPORATION II
                            BALANCE SHEETS
                              (Unaudited)

                                       March 31,             December 31,
                                         2000                   1999
                                      -----------            ------------
Assets
  Cash                                 $  40,455              $  15,513
  Deferred offering costs                253,573                254,826
  Prepaid expenses                             -                    187
                                       ---------              ---------
     Total assets                      $ 294,028              $ 270,526
                                       =========              =========


Liabilities - accounts payable         $   8,000              $       -
                                       ---------              ---------

Shareholder's equity
  Common stock, par value $.01
    per share; 1,000,000 shares
    authorized; 349,000  shares
    issued and outstanding                 3,490                  3,490
  Additional paid-in capital             445,510                445,510
  Shareholder distributions           (1,824,798)            (1,779,798)
  Retained earnings                    1,661,826              1,601,324
                                       ---------              ---------
Total shareholder's equity               286,028                270,526
                                       ---------              ---------

Total liabilities and
   shareholder's equity                $ 294,028              $ 270,526
                                       =========              =========



See notes to financial statements


                 FUND AMERICA INVESTORS CORPORATION II
                       Statements of Operations
                              (Unaudited)

                                                 Three months ended
                                                      March 31,
                                             ---------------------------
                                               2000               1999
                                             --------           --------
Revenue
 Issuance income                             $ 76,253           $      -
 Interest income                                  460              2,159
                                             --------           --------
       Total revenue                           76,713              2,159
                                             --------           --------

Expenses
 General and administrative                     8,853              8,207
 Issuance expense                               1,358                  -
 Management fees                                6,000              6,000
                                             --------           --------
       Total expenses                          16,211             14,207
                                             --------           --------

  Net income/(loss)                          $ 60,502           $(12,048)
                                             ========           ========




See notes to financial statements



                 FUND AMERICA INVESTORS CORPORATION II
                      Statements of Cash Flows
                              (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                 --------------------------
                                                   2000              1999
                                                 --------          --------
Net cash flow used in operating activities:
  Net income/(loss)                              $ 60,502          $(12,048)
 Adjustments to reconcile net loss to net
    cash flow from operating activities:
   Deferred offering costs                          1,253                 -
 Changes in operating assets and liabilities:
   Prepaid expenses                                   187            (1,820)
   Accounts payable                                 8,000             6,925
                                                 --------          --------
Net cash flow used in operating activities         69,942            (6,943)


Net cash flow used in financing activities:
  Shareholder distributions                       (45,000)                -
                                                 --------          --------

Net decrease in cash                               24,942            (6,943)

Cash at beginning of period                        15,513           226,446
                                                 --------          --------

Cash at end of period                            $ 40,455          $219,503
                                                 ========          ========


See notes to financial statements


                     FUND AMERICA INVESTORS CORPORATION II
                         NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                   Three months ended March 31, 2000 and 1999

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

The Securities of each series can be issued directly by the Company, but typically the Company forms a separate trust to act as the issuer solely for the purpose of issuing a series of Securities. A series of Securities that consist of Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. A series of Securities that consist of Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificateholders within each series of Securities is produced from the related trust property. The trust property is generally comprised of mortgage loans and/or mortgage-related assets as des-cribed in each of the series' related prospectus supplements.

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

On January 1, 2000, the Company had a total of $564 million registered and
unissued Securities on its Registration Statement No. 333-33823.   During the
first quarter ended March 31, 2000, the Company issued one series of Securities for 3.2 million. This series, Fund America Investors Corporation II, Issuer Trust 2000-1, was issued pursuant to a seperate prospectus supplement filed on January 21, 2000. The balance of unissued Securities on Registration Statement No. 333-33823 remaining after the first quarter issuance was $561 million as of March 31, 2000.

To date, the Company has issued nineteen series of Securities which aggregate $2.7 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under generally accepted accounting principles, such issuances are considered to be a direct sale of the collateral.

On September 30, 1998, the Company filed its fifth Registration Statement on Form S-3 with the Securities and Exchange Commission. The purpose of this Registration Statement is to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company.
As of March 31, 2000, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.

2. Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and cash flows for the periods ended March 31, 2000 and 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company expects to fund ongoing operations from working capital and revenues derived from the issuance of Securities. Management believes that the Company's current cash position and additional issuance fees earned during the year will adequately fund overhead and capital costs related to the registration of additional securities for the remainder of 2000.

Results of Operations

The Company reported a net income for the three months ended March 31, 2000 of $60,502 as compared to a net loss for the three months ended March 31, 1999 of $12,048. The company earned net issuance fees of $75,000 in the first quarter ended March 31, 2000, which makes up the primary difference in the results of operations between the two reporting periods.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

             Exhibit 27. Financial Data Schedule

         B.  Form 8-K -

             Form 8-K filed on January 31, 2000 submitted the Underwriting Agreement, Terms Indenture, Standard Indenture Provisions, Legal Opinion, Amended and Reinstated Trust Agreement, Deposit and Sale Agreements Purchase Agreement and Legal Consents as exhibits to the Fund America Investors Corporation II, Issuer Trust 2000-1, series Prospectus Supplement.


                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FUND AMERICA INVESTORS CORPORATION II
                                       (Registrant)


Date:       May 15, 2000               By: /s/ Helen M. Dickens
      ------------------------             -------------------------------
                                            Helen M. Dickens
                                            Vice President and Secretary
                                            (Duly authorized and
                                            Principal Financial Officer








                                  Page 9