Form 10-Q
period 2000-06-30
FUND AMERICA INVESTORS CORP II
filed 2000-08-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000,

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2000 - 349,000 shares





                   FUND AMERICA INVESTORS CORPORATION II
                             FORM 10-Q FOR THE
                      SIX MONTHS ENDED JUNE 30, 2000


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



                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FUND AMERICA INVESTORS CORPORATION II
                           BALANCE SHEETS
                            (Unaudited)

                                        June 30,            December 31,
                                          2000                  1999
                                      ------------          ------------
Assets
  Cash                                $     11,747          $     15,513
  Deferred offering costs                  253,574               254,826
  Prepaid expenses                           2,000                   187
                                      ------------          ------------
     Total assets                     $    267,321          $    270,526
                                      ============          ============


Liabilities - accounts payable        $          -          $          -
                                      ------------          ------------

Shareholder's equity
  Common stock, par value $.01 per
    share;10,000 shares authorized;
    349,000 shares issued and
    outstanding                              3,490                3,490
  Additional paid-in capital               445,510              445,510
  Shareholder distributions             (1,849,798)          (1,779,798)
  Retained earnings                      1,668,119            1,601,324
                                       -----------          -----------
     Total shareholder's equity            267,321              270,526
                                       -----------          -----------

     Total liabilities and
        shareholder's equity           $   267,321          $   270,526
                                       ===========          ===========





See notes to financial statements


                 FUND AMERICA INVESTORS CORPORATION II
                       Statements of Operations
                              (Unaudited)

                                Three months ended          Six months ended
                                     June 30,                    June 30,
                              ----------------------      --------------------
                                2000          1999          2000        1999
                             ----------    ----------    ----------  ----------
Revenue
 Issuance fee income         $        -    $        -    $   76,253  $        -
 Call option income              18,000             -        18,000           -
 Interest income                    207         2,158           667       4,317
                             ----------    ----------    ----------  ----------
     Total revenue               18,207         2,158        94,920       4,317
                             ----------    ----------    ----------  ----------

Expenses
 Deferred offering costs          5,000             -         6,358           -
 General and administrative         915         1,505         9,768       9,712
 Management fees                  6,000         6,000        12,000      12,000
                             ----------    ----------    ----------  ----------
       Total expenses            11,915         7,505        28,126      21,712
                             ----------    ----------    ----------  ----------

       Net income/(loss)     $    6,292    $   (5,347)   $   66,794  $  (17,395)
                             ==========    ==========    ==========  ==========




See notes to financial statements


                FUND AMERICA INVESTORS CORPORATION II
                      Statements of Cash Flows
                            (Unaudited)

                                                     Six months ended
                                                         June 30,
                                                --------------------------
                                                   2000            1999
                                                ----------      ----------
Net cash flow used in operating activities:
    Net income/(loss)                           $   66,794      $  (17,395)
 Adjustments to reconcile net loss to
   net cash flow from operating activities:
      Amortization deferred offering costs           1,253               -
 Changes in operating assets and liabilities:
      Accounts payable                                   -            (215)
      Prepaid expenses                              (1,813)            179
                                                ----------      ----------
Net cash flow provided by/(used in)
      operating activities                          66,234         (17,431)


Net cash flow from financing activities:
   Shareholder distributions                       (70,000)              -
                                                ----------      ----------


Net decrease in cash                                (3,766)        (17,431)

Cash at beginning of period                         15,513         226,446
                                                ----------      ----------

Cash at end of period                           $   11,747      $  209,015
                                                ==========      ==========


See notes to financial statements


                       FUND AMERICA INVESTORS CORPORATION II
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                      Six months ended June 30, 2000 and 1999

1.  Basis of Presentation

Organization
-----------------
Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company in accordance with the provisions in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

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

On April 1, 2000, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. The
Company issued one series of Securities for 3.2 million during the first quarter ended March 31, 2000. This series, Fund America Investors Corporation II,
Issuer Trust 2000-1, was issued pursuant to a seperate prospectus supplement filed on January 21, 2000. No subsequent Securities have been issued from the Company's shelf. The balance of unissued Securities on Registration Statement No. 333-33823 remaining was $561 million as of June
30, 2000.

To date, the Company has issued nineteen series of Securities which aggregate $2.7 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under generally accepted accounting principles, such issuances are considered to be a direct sale of the collateral.

On September 30, 1998, the Company filed its fifth Registration Statement on Form S-3 with the Securities and Exchange Commission. The purpose of this Registration Statement is to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company.
As of June 30, 2000, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.

2.  Unaudited Financial Statements
-----------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting periods and in accordance with the instructions to Form 10-Q. In complying to the guidelines, the accompanying financial statements do not include all of the information and footnotes that are required for a complete annual reporting period.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations and cash flows for the periods ended June 30, 2000 and 1999.


                                 Page 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------
The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. Management believes that the current cash position will adequately fund overhead for the remainder of 2000. Any capital costs required that are related to the registration of additional securities will be funded by the Company's sole shareholder.

Results of Operations
---------------------
The Company operates on relatively fixed general and administrative costs which have not substantially changed from comparable periods in prior years. Typically, periodical fluctuations in net income are directly related to acti-vity from the issuance of Securities. Under normal circumstances, periods reporting net income are the direct result of issuance fees earned by the Company, and periods reporting a net loss, no issuance fees were earned. For the three-months ended June 30, 2000, the Company reported net income of $6,292, however, income for the three months was a result call option fees received in\ the amount of $18,000 when the bonds in Fund America Investors Corporation II, Series 1993-H were called by the servicer. Call option income is not a usual event and the Company does not anticipate the receipt of call option income in future periods. The remaining income and expense items for June 30, 2000 are comparable to the three-months ended June 30, 1999, except for deferred offering costs of $5,000, paid on the issuance of Fund America Investors Corporation II, Series 2000-1.

The six-month period ended June 30, 2000 reported net income of $66,794 as compared to the six-months ended June 30, 1999 which reported a net loss of $17,395. The income reported on June 30, 2000 was the result of net issuance fees earned of $70,000 and call option income of $18,000, whereas, the net loss reported on June 30, 1999 was the result of normal expenses incurred without any issuance fees earned. Other items remained comparable for both periods with the exception of a decrease in interest earned for June 30, 2000.



                                Page 7

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



                                Page 8

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FUND AMERICA INVESTORS CORPORATION II
                                      (Registrant)


Date:  August 14, 2000                By:  /s/ Helen M. Dickens
      -----------------------             ----------------------------------
                                           Helen M. Dickens
                                           Vice President, Secretary/Treasurer
                                           (Duly authorized and
                                            Principal Financial Officer





                                    Page 9