Form 10-Q
period 2000-09-30
FUND AMERICA INVESTORS CORP II
filed 2000-11-13
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        SEPTEMBER 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 2000 -- 349,000 shares








                  FUND AMERICA INVESTORS CORPORATION II
                            FORM 10-Q FOR THE
                   NINE MONTHS ENDED SEPTEMBER 30, 2000


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


                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                      FUND AMERICA INVESTORS CORPORATION II
                                BALANCE SHEETS



                                     (Unadudited)
                                     September 30,           December 31,
                                         2000                    1999
                                     -------------           ------------


Assets
  Cash and cash equivalents          $       2,739           $     15,513
  Deferred offering costs                  256,361                254,826
  Prepaid expenses                               -                    187
                                     -------------           ------------
          Total assets               $     259,100           $    270,526
                                     =============           ============


Liabilities - accounts payable       $           -           $          -
                                     -------------           ------------

Shareholder's equity
  Common stock, par value $.01 per
    share;10,000 shares authorized;
    349,000 shares issued and
    outstanding                              3,490                 3,490
  Additional paid-in capital               445,510               445,510
  Shareholder distributions             (1,849,798)           (1,779,798)
  Retained earnings                      1,659,898             1,601,324
                                     -------------           -----------

     Total shareholder's equity            259,100               270,526
                                     -------------           -----------

   Total liabilities and
      shareholder's equity           $     259,100           $   270,526
                                     =============           ===========



See notes to financial statements


                  FUND AMERICA INVESTORS CORPORATION II
                          Statement of Operations
                               (Unaudited)



                                Three months ended       Nine months ended
                                   September 30,            September 30,
                              ----------------------   ---------------------
                                2000          1999        2000         1999
                             ----------    ----------  ----------   ----------

Revenue
 Issuance fee income         $        -    $        -   $  76,253   $        -
 Call option income                   -       195,006      18,000      195,006
 Interest income                     34         1,536         701        5,853
                             ----------    ----------   ---------   ----------

  Total revenue                      34       196,542      94,954      200,859
                             ----------    ----------   ---------   ----------


Expenses
 Deferred offering costs              -             -       6,358            -
 General and administrative       2,255         1,324      12,023       11,036
 Management fees                  6,000         6,000      18,000       18,000
                             ----------    ----------   ---------   ----------

   Total expenses                (8,255)        7,324      36,381       29,036
                             ----------    ----------   ---------   ----------

 Net income/(loss)           $   (8,221)   $  189,218   $  58,573   $  171,823
                             ==========    ==========   =========   ==========




See notes to financial statements


                 FUND AMERICA INVESTORS CORPORATION II
                       Statement of Cash Flows
                            (Unaudited)


                                                   Nine months ended
                                                     September 30,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------

Net cash flow from operating activities:
       Net income                               $   58,573   $  171,823
 Adjustments to reconcile net income to net
   cash flow from operating activities:
       Deferred offering costs                       1,253            -
 Changes in operating assets and liabilities:
       Prepaid expenses                                187       (1,821)
       Accounts payable                                  -         (215)
                                                ----------   ----------

Net cash flow provided by
  operating activities                              60,013      169,787



Net cash flow used in investing activities:
       Increase in deferred offering costs          (2,788)      (1,500)



Net cash flow used in financing activities:
       Shareholder distributions                   (70,000)     (50,000)
                                                ----------    ---------


Net increase in cash                               (12,774)    (187,713)

Cash at beginning of period                         15,513      226,446
                                                ----------    ---------


Cash at end of period                           $    2,739    $  44,733
                                                ==========    =========







See notes to financial statements


                 FUND AMERICA INVESTORS CORPORATION II
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
             Nine months ended September 30, 2000 and 1999


1.  Basis of Presentation


Organization

Fund America Investors Corporation II(the"Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company in accordance with the provisions in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

The Securities of each series can be issued directly by the Company, but typically the Company forms a separate trust to act as the issuer solely for the purpose of issuing a series of Securities. A series of Securities that consist of Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. A series of Securities that consist of Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificateholders within each series of Securities is produced from the related trust property. The trust property is generally comprised of mortgage loans and/or mortgage-related assets as descri-bed in each of the series' related prospectus supplements.

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

On January 1, 2000, the Company had a total of $564 million registered and
unissued Securities on its Registration Statement No. 333-33823.   During the
first quarter ended March 31, 2000, the Company issued one series of Securities for 3.2 million. This series, Fund America Investors Corporation II, Issuer Trust 2000-1, was issued pursuant to a separate prospectus supplement filed on January 21, 2000. No Securities were issued during the second and third quarters of 2000. After the first quarter issuance, the balance of unissued Securities on Registration Statement No. 333-33823 remains at $561 million as of September 30, 2000. From inception to date, the Company has issued nineteen series of Securities which aggregate $2.7 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under generally accepted accounting principles, these issuances are considered to be a direct sale of the collateral.

The Company's fifth Registration Statement on Form S-3 was filed on
September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of September 30, 2000, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


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


In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations and cash flows for the periods ended September 30, 2000 and 1999.

3.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" (SFAS No. 133).  SFAS No. 133
establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying fair value and cash flow hedges (such as interest rate swaps) allow unrealized gains and losses recognized related to derivatives to be included in comprehensive income, to the extent they are effective, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. During 1999, the implementation of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137 "Accounting for
Derivative Instruments and Hedging Activities-Deferral of the Effective Date
of FASB Statement No. 133."    The Company has determined that SFAS No. 133
will not have an impact on its financial statements as the Company does not transact in derivative financial instruments either explicitly or embedded within existing contracts such as lease agreements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will not adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding will be provided by the sole shareholder to cover anticipated costs on a monthly basis or until the Company generates sufficient revenue. The funding source for additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.


Results of Operations

The Company operates on relatively fixed general and administrative costs which have not substantially changed from comparable periods in prior years. Typically, periodical fluctuations in net income are directly related to acti-vity from the issuance of Securities. Under normal circumstances, periods reporting net income are the direct result of issuance fees earned by the Comp-any, and in periods reporting a net loss, no issuance fees were earned.

For the three-months ended September 30, 2000, the Company reported a net loss of $8,221, as compared to net income of $189,218 for the three-months ended September 30, 1999. Net income for the three-months ended September
30, 1999 was the result of call option fees received in the amount of $195,006 when the bonds in Fund America Investors corporation II, Series 1993-F were called by the servicer. Call option income is an unusual event and the Company does not expect to receive call option fees during the normal course of busi-ness. Other items of net income show a decrease in interest earned and a slight increase in general and administrative expenses for the three-months ended September 30, 2000 when compared to the three-months ended September 30, 1999. The nine-month period ended September 30, 2000 reported net income of $58,573 as compared to net income of $171,823 from the nine-months ended September 30, 1999. The income reported for September 30, 2000 was the result of net issuance fees earned of $69,894 and call option income of $18,000, compared to September 30, 1999, where net income was generated by call option income of $195,006. Other items of net income show a decrease of $5,152 in interest income and a slight increase of $987 in general and administrative expenses for the nine-months ended September 30, 2000 when compared to the nine-months ended September 30, 1999. The decrease in interest income for 2000 was the result of lower cash balances maintained during the year.

Forward Looking Statements

The statements contained in this Item 2 that are not historical facts, includ-ing, but not limited to, statements that can be identified by the use of forward -looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable

terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the market for mortgage-backed securities, competi-tion, government regulation and possible future litigation.

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



                                       FUND AMERICA INVESTORS CORPORATION II
                                       -------------------------------------
                                       (Registrant)


Date:       November 10, 2000          By: /s/ Helen M. Dickens
     ---------------------------          -------------------------------
                                            Helen M. Dickens
                                            Vice President, Secretary/Treasurer
