Form 10-K
period 2000-12-31
FUND AMERICA INVESTORS CORP II
filed 2001-03-30
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K



[X]   Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to _________



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

State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 2000: $0.00.

The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 30, 2001 was 349,000 shares.

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

On January 1, 2000, the Company had a total of $564 million registered and
unissued Securities on its Registration Statement No. 333-33823.   During
the first quarter ended March 31, 2000, the Company issued one series of Securities for $3.2 million. This series, Fund America Investors Corporation II, Issuer Trust 2000-1, was issued pursuant to a separate prospectus supplement filed on January 21, 2000. No Securities were issued during the second, third and fourth quarters of 2000. After the first quarter issuance, the balance of unissued Securities remaining on Registration Statement No. 333-33823 was $561 million as of December 31, 2000. From inception to date, the Company has issued nineteen series of Securities which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities.
Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

The Company's fifth Registration Statement on Form S-3 was filed on
September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of December 31, 2000, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.




ITEM 2.      PROPERTIES         The Company has no material physical
properties.



ITEM 3.      LEGAL PROCEEDINGS   None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 2000.



                            PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.






ITEM 6.      SELECTED FINANCIAL DATA



                                     Year Ended December 31,
                         --------------------------------------------------
                            2000      1999      1998      1997      1996
                          --------  --------  --------  --------  --------


Income Statement Data:

   Revenue                $ 94,956  $201,155  $370,890  $132,196  $199,448

   Net income             $ 51,682  $160,561  $196,084  $ 24,035  $ 42,165

   Net income per share
     of common stock            (1)       (1)       (1)       (1)       (1)


Balance Sheet Data:

   Total assets           $257,353  $270,526  $475,180  $475,280  $442,444

   Shareholder's equity   $257,208  $270,526  $474,965  $466,479  $442,444




(1) Not presented, as all shares of common stock are held by a sole shareholder.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   General

As of December 31, 2000, the Company has issued nineteen series of registered Pass-Through Securities aggregating $2,439,812,829 in initial amount for all the issuances. Twelve series of Bonds remain outstanding on December 31, 2000. The following list consists of the outstanding series shown with the initial issuance amounts.

Series         Amount           Collateral
-----------    --------------   ---------------------------------------------

1993-A         $262,435,000     Trust consisting primarily of adjustable rate
                                one- to four-family, first lien mortgage loans

1993-B         $ 77,409,000     Trust consisting primarily of adjustable rate
                                one- to four-family, first lien mortgage loans

1993-C         $319,000,000     Trust consisting primarily of Federal National
                                Mortgage Association and Federal Home Loan
                                Mortgage Corporation Securities;private mortgage backed securities including certain residual interest securities;principal component of bonds issued by the Resolution Funding Corporation

1993-E         $190,145,165     Trust consisting primarily of adjustable rate
                                one- to four-family, first lien mortgage loans

1993-H         $ 45,634,831     Trust consisting primarily of adjustable rate
                                one- to four-family, first lien mortgage loans

1993-J         $150,069,158     Trust consisting primarily of adjustable rate
                                one- to four-family, first lien mortgage loans

1994-A         $ 44,599,100     Trust consisting primarily of adjustable rate
                                one- to four-family, first lien mortgage loans

1997-NMC1      $121,765,000     Trust assets consisting primarily of adjustable
                                rate mortgage loans that are secured by first lien mortgages on one- to four-family residen-tial property

1998-A         $ 60,373,853     Trust consisting primarily of one Pooled Fannie
                                Mae Certificate, two Pooled Freddie Mac Certifi-cates and one Pooled Non-Agency Certificate

1998-B         $ 50,703,106     Trust consisting primarily of three Pooled
                                Fannie Mae Certificates, one Pooled Ginnie Mae
                                Certificate, two Pooled Freddie Mac Certificates and one Pooled Non-Agency Certificate

1998-NMC1      $236,526,000     Trust assets consisting primarily of adjustable
                                rate mortgage loans that are secured by first lien mortgages on one- to four-family residen-tial properties

2000-1         $  3,216,000     Trust consisting primarily of Federal National
                                Mortgage Association and Federal Home Loan
                                Mortgage Corporation Securities


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

3.   Results of Operations

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

An evaluation of long-lived assets at December 31, 1998 resulted in impairment of the Company's deferred offering costs. It was determined that costs in excess of the currently accepted market pass-through costs should be charged to net income. The net impairment charged to operations in 1998 was $1,127. Based on pass-through fees charged in 2000, deferred offering costs of $256,361 as of December 31, 2000, are expected to be recovered in future issuances.

The Company reported net income for the year ended December 31, 2000 of $51,682 compared to net income of $160,561 for the year ended December
31, 1999 and net income of $196,084 for the year ended December 31, 1998. The income reported for December 31, 2000 was the result of net issuance fees earned of $69,895 and call option income of $18,000 received when the call rights on Fund America Investors Corporation II, Series
1993-H were sold. In 1999, the Company earned income of $195,006 from call option fees received when Fund America Investors Corporation II, Series 1993-F certificates were called by the servicer. Call option income is not a usual event, and the Company does not anticipate the receipt of call option fees in future periods. The Company earned fees of $360,418 from the issuance of three series of Securities in 1998. Variables affecting comparable results of operations are typically the number of securitizations completed and/or impairments of assets.

Results of Operations - Other Matters:  Recently Issued Accounting
Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001.
The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), issued in December 1999 by the Securities and Exchange Commission, clarifies existing accounting principles related to revenue recognition in financial statements. The Company adopted SAB
No. 101 during the fourth quarter of 2000 and the adoption did not affect the Company's financial statements for the year ended December 31, 2000


4.   Forward Looking Statements

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


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                     INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
Fund America Investors Corporation II
Englewood, Colorado


We have audited the accompanying balance sheets of Fund America
Investors Corporation II as of December 31, 2000 and 1999, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Fund America Investors Corporation II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP




Denver, Colorado
March 21, 2001



                 FUND AMERICA INVESTORS CORPORATION II
                             Balance Sheets


                                                 December 31,
                                        -----------------------------
                                           2000               1999
                                        ----------         ----------
   Assets
      Cash and cash equivalents          $     797          $  15,513
      Deferred offering costs, net         256,361            254,826
      Prepaid expenses                         195                187
                                         ---------          ---------

      Total assets                       $ 257,353          $ 270,526
                                         =========          =========



   Liabilities - accounts payable        $     145          $       -
                                         ---------          ---------


   Commitments and Contingencies


   Shareholder's equity
     Common stock, par value $.01
       per share; 1,000,000 shares
       authorized; 349,000 shares
       issued and outstanding                3,490              3,490
     Additional paid-in capital            450,510            445,510
     Shareholder distributions          (1,849,798)        (1,779,798)
     Retained earnings                   1,653,006          1,601,324
                                         ---------          ---------

     Total shareholder's equity            257,208            270,526
                                         ---------          ---------


     Total liabilities and
       shareholder's equity              $ 257,353          $ 270,526
                                         =========          =========


     See notes to financial statements










                  FUND AMERICA INVESTORS CORPORATION II
                         Statements of Operations


                                      Year Ended December 31,
                              ----------------------------------------
                                 2000           1999           1998
                              ----------     ----------     ----------

 Revenue
   Issuance fees               $  76,253      $       -      $ 360,418
   Interest                          703          6,149         10,472
   Other bond income              18,000        195,006              -
                               ---------      ---------      ---------

       Total revenue              94,956        201,155        370,890
                               ---------      ---------      ---------


 Expenses
   Amortization of deferred
     offering costs                1,253              -        135,418
   General and administrative     18,021         16,594         14,261
   Management fees                24,000         24,000         24,000
   Impairment of long-lived
     assets                            -              -          1,127
                               ---------      ---------      ---------

       Total expenses             43,274         40,594        174,806
                               ---------      ---------      ---------


 Net income                    $  51,682      $ 160,561      $ 196,084
                               =========      =========      =========





See notes to financial statements

                               Page 9





                  FUND AMERICA INVESTORS CORPORATION II
                   Statements of Shareholder's Equity
              Years Ended December 31, 2000, 1999 and 1998



                 Common Stock     Addi-      Share-
               ----------------   tional     holder
               Number of   Par    Paid-in    Distrib-      Retained
                Shares    Value   Capital    utions        Earnings    Totals
                -------  ------  ---------  ------------  ----------  ---------


Balances at
 January 1,
 1998           349,000  $3,490  $445,510   $(1,227,200)  $1,244,679  $ 466,479
Shareholder
 distributions        -       -         -      (187,598)           -   (187,598)
Net income            -       -         -             -      196,084    196,084
                -------  ------  --------   -----------   ----------  ---------

Balances at
 December 31,
 1998           349,000   3,490   445,510    (1,414,798)   1,440,763    474,965
Shareholder
 distributions        -       -         -      (365,000)           -   (365,000)
Net income            -       -         -             -      160,561    160,561
                -------  ------  --------   -----------   ----------  ---------

Balances at
 December 31,
 1999           349,000   3,490   445,510    (1,779,798)   1,601,324    270,526
Shareholder
 distributions        -       -         -       (70,000)           -    (70,000)
Capital
 contribution         -       -     5,000             -            -      5,000
Net income            -       -         -             -       51,682     51,682
                -------  ------  --------   -----------   ----------   --------

Balances at
 December 31,
 2000           349,000  $3,490  $450,510   $(1,849,798)  $1,653,006   $257,208
                =======  ======  ========   ===========   ==========   ========






   See notes to financial statements

                                 Page 10




                    FUND AMERICA INVESTORS CORPORATION II
                          Statements of Cash Flows

                                              Year Ended December 31,
                                      --------------------------------------
                                         2000          1999          1998
                                      ----------    ----------    ----------


Net cash flows from operating
    activities:
 Net income                           $   51,682    $  160,561    $  196,084
   Adjustments to reconcile net
      income to net cash from
      operating activities:
      Amortization of deferred
       offering costs                      1,253             -       135,418
      Impairment of deferred
       offering costs                          -             -         1,127
   Changes in operating assets
      and liabilities:
      Accounts payable                       145          (215)       (8,586)
      Prepaid expenses                        (8)           (8)           (7)
                                      ----------    ----------    ----------

   Net cash provided by operating
       activities:                        53,072       160,338       324,036


Cash flows used in investing
    activities:
  Additions to deferred offering
    costs                                 (2,788)       (6,271)      (20,303)


Cash flows used in financing
    activities:
  Capital contributions                    5,000             -             -
  Shareholder distributions              (70,000)     (365,000)     (187,598)
                                      ----------    ----------    ----------

   Net cash used in financing
       activities:                       (65,000)     (365,000)     (187,598)
                                      ----------    ----------    ----------


Net (decrease) increase in cash
   and cash equivalents                  (14,716)     (210,933)      116,135

Cash and cash equivalents at
   beginning of year                      15,513       226,446       110,311
                                      ----------    ----------    ----------

Cash and cash equivalents at
   end of year                        $      797    $   15,513    $  226,446
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

Note 2.      Summary of Significant Accounting Policies

   In connection with the issuance of Securities, the Company generally will enter into a purchase agreement with the seller of the mortgage assets or the collateral. Simultaneously, the collateral is conveyed, by the Company, to the trust who issues the Securities, pursuant to a pooling and servicing agreement. Correspondingly, the purchase price for the Collateral payable to the seller is netted out from the proceeds realized from the sale of the Securities. Therefore, the Company's financial statements reflect the net result of the issuance and not the gross amounts attributable to the purchase price of the collateral and the sales proceeds from the issuance of the Securities.

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

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2.      Summary of Significant Accounting Policies     (continued)

   Statement of Financial Accounting Standards (SFAS) No. 107
"Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company's financial instruments include: cash and cash equivalents, and accounts payable. The carrying amount of these assets and liabilities approximates their fair value.

   The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets under this pronouncement.
An evaluation of long-lived assets resulted in impairment of the Company's deferred offering costs at December 31, 1998. It was determined that costs in excess of the currently accepted market pass-through costs should be charged to net income. During 2000 and 1999, management determined that there was no impairment of the Company's long-lived assets. The net impairment charged to operations was $1,127 in 1998.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires the disclosure of operating segments and the geographic location of the Company. Management considers the Company's business to presently comprise of a single operating segment, and all of the Company's operations were concentrated in Englewood, Colorado.

Recently Issued Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No.
133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No.
133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101) issued in December 1999 by the Securities and Exchange Commission, clarifies existing accounting principles related to revenue recognition in financial statements. The Company adopted SAB
No. 101 during the fourth quarter of 2000 and the adoption did not affect the Company's financial statements for the year ended December 31, 2000.


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

   The sole shareholder of the Company is also the sole shareholder, President and Director of The Chotin Group Corporation. On January 1,
1993, the Company entered into a Management Agreement with The Chotin
Group Corporation (the "Facilities Manager"). This agreement remains in force until written termination of the agreement is presented by either party. As of December 31, 2000, no such notice of termination has been given or received by the Company. Under the terms of the agreement, the


Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The management fees paid during each of the three years ended December 31, 2000 were $24,000.


Note 5.      CMO Information

   At December 31, 2000 and 1999, the outstanding principal balance of the issued Securities and the amount of publicly and privately issued securities were as follows:



                                  2000
  ----------------------------------------------------------------------
                   Total                Publicly            Privately
   Series       Certificates             Issued              Issued
  --------     --------------        --------------      ---------------
   1993-A       $ 57,486,997          $ 54,457,257         $ 3,029,740
   1993-B         10,009,582             6,600,244           3,409,338
   1993-C        139,299,724           139,299,724                   -
   1993-E         17,393,581            14,491,962           2,901,619
   1993-H          4,144,862             4,144,862                   -
   1993-J         12,120,924            11,522,661             598,263
   1994-A          3,290,964             2,874,174             416,790
   1997-NMC1      13,327,473            13,327,473                   -
   1998-A         10,331,855            10,331,855                   -
   1998-B         37,578,296            37,578,296                   -
   1998-NMC1      44,459,845            44,459,845                   -
   2000-1          2,882,890             2,733,290             149,600
                ------------          ------------         -----------

   Total        $352,326,993          $341,821,643         $10,505,350
                ============          ============         ===========


                                   1999
  ----------------------------------------------------------------------
                   Total                Publicly            Privately
   Series       Certificates             Issued              Issued
  --------     --------------        --------------      ---------------
   1993-A       $ 71,694,755          $ 68,444,059         $ 3,250,696
   1993-B         12,692,393             9,173,079           3,519,314
   1993-C        152,419,021           152,419,021                   -
   1993-E         24,858,455            20,711,537           4,146,918
   1993-H          5,771,393             5,771,393                   -
   1993-J         15,776,894            14,975,146             801,748
   1994-A          4,104,297             3,528,849             575,448
   1996-A         41,747,842            41,747,842                   -
   1997-NMC1      29,819,797            29,819,797                   -
   1998-A         11,956,177            11,956,177                   -
   1998-B         38,532,238            38,532,238                   -
   1998-NMC1     122,158,583           122,158,583                   -
                ------------          ------------         -----------

   Total        $531,531,845          $519,237,721         $12,294,124
                ============          ============         ===========




                                 Page 14

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             None




                              PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                    Position                                    Age
------------------      ----------------------------------         -----

Steven B. Chotin        Director, Chairman, Chief Executive
                           Officer and President                     53
M. Garrett Smith        Director                                     39
Helen M. Dickens        Director, Vice President
                           and Secretary                             47
Matthew T. Kennedy      Assistant Secretary                          25
Annel Henderson         Principal Accounting Officer
                           and Controller                            39


   Steven B. Chotin, 53, has been a Director and the Chairman, Chief Executive Officer and President of the Company since its inception.
Mr. Chotin has been President of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933, as amended (the "Act").

   M. Garrett Smith, 39, joined Pitkin Fuel Corporation out of Dallas, Texas in January 2001 as it's Chief Financial Officer. Previously, Mr. Smith was Chief Financial Officer at Stonebridge Technologies. Prior to Stonebridge, Mr. Smith was Executive Vice President and Chief Financial Officer of Pioneer Natural Resources Company. He also served as a Senior Vice President of Corporate Acquisitions at Pioneer. Prior to joining Pioneer, Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

   Helen M. Dickens, 47, has been a Director of the Company since 1995,
Vice President and Secretary of the Company since 1989. Ms. Dickens is also Vice President and Chief Operations Officer of The Chotin Group Corporation, positions she has held since 1989. Prior to joining The Chotin Group Corporation, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company.

   Matthew T. Kennedy, 25, has been the Assistant Secretary of the Company since 1999. Mr. Kennedy joined The Chotin Group Corporation in 1999 as a financial analyst. In 1998, Mr. Kennedy received a Bachelor of Science degree from Miami University with a Major in Economics and a Minor in Information Systems.

   Annel Henderson, 39, has been the Controller of the Company since 1992 and the Principal Accounting Officer since 1995. Mrs. Henderson has been the Controller of The Chotin Group Corporation since 1992. Prior to 1992, she was Accounting Manager of Community Holdings Corporation.




Directors and Executive Officers are elected annually for a one-year term.





                               Page 15

ITEM 11.   EXECUTIVE COMPENSATION

   As of December 31, 2000, no executive officer had received any compensation exceeding $100,000.

   The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director a monthly fee of $150.00. No other officers or directors receive any compensation for their services.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                     Amount and
                                                     Nature Of
Title                                                Beneficial      Percent
of Class   Name and Address of Beneficial Owner      Ownership (1)   of Class
--------   ------------------------------------      -------------   --------

Common     Steven B. Chotin                             349,000        100%
           6400 S. Fiddler's Green Circle
           Suite 1200, Englewood, CO  80111



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


                              PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


 (a)(1)    Financial Statements
           -  Independent Auditors' Report
           -  Balance Sheets at December 31, 2000 and 1999
           - Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998
           - Statements of Shareholder's Equity for the Years Ended December 31, 2000, 1999 and 1998
           - Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
           - Notes to Financial Statements for the Years Ended December 31, 2000, 1999 and 1998

 (a)(2)    Financial Statement Schedules

           The financial statement schedules have been omitted because they are inapplicable.

 (b)       Reports on Form 8-K
           None

 (c)       Exhibits
           None


                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    FUND AMERICA INVESTORS CORPORATION II
                                    (Registrant)


Date:   March 30, 2001              By: /s/ Helen M. Dickens
      ---------------------             ----------------------------------
                                        Helen M. Dickens
                                        Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Steven B. Chotin       Director, Chairman, Chief           March 30, 2001
---------------------      Executive Officer and President
Steven B. Chotin           (Principal Executive Officer)



/s/ Helen M. Dickens       Director, Vice President and        March 30, 2001
---------------------      Treasurer (Principal Financial
Helen M. Dickens           Officer)



/s/ Garrett Smith          Director                            March 30, 2001
---------------------
Garrett Smith



/s/ Matthew T. Kennedy     Assistant Secretary                 March 30, 2001
----------------------
Matthew T. Kennedy



/s/ Annel Henderson        Principal Accounting Officer        March 30, 2001
----------------------
Annel Henderson


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


   Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.














                                Page 19