Form 10-Q
period 2001-03-31
FUND AMERICA INVESTORS CORP II
filed 2001-05-17
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



    For the transition period from ________________ to ________________


                      Commission File Nos.:  33-67202


                  FUND AMERICA INVESTORS CORPORATION II
           (Exact name of registrant as specified in its charter)


          Delaware                                             84-1218906
       --------------                                       ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           identification number)



    6400 S. Fiddler's Green Circle, Suite 1200B, Englewood, Colorado 80111
    ----------------------------------------------------------------------
                  (Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2001- 349,000 shares









                    FUND AMERICA INVESTORS CORPORATION II
                              FORM 10-Q FOR THE
                      THREE MONTHS ENDED MARCH 31, 2001


                                   INDEX



PART I.  FINANCIAL INFORMATION                                 PAGE NO.
------------------------------                                ----------

         Item 1.  Financial Statements                             3

         Item 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                        6



PART II. OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings                                9

         Item 2.  Changes in Securities                            9

         Item 3.  Defaults upon Senior Securities                  9

         Item 4.  Submission of Matters to a Vote
                  of  Security Holders                             9

         Item 5.  Other Information                                9

         Item 6.  Exhibits and Reports                             9

         SIGNATURES                                               10

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         FUND AMERICA INVESTORS CORPORATION II
                                    Balance Sheets
                                     (Unaudited)



                                                March 31,      December 31,
                                                  2001            2000
                                               ----------      -----------

       Assets
          Cash and cash equivalents            $    1,497      $       797
          Deferred offering costs, net            256,361          256,361
          Prepaid expenses                              -              195
                                               ----------      -----------

       Total assets                            $  257,858      $   257,353
                                               ==========      ===========


       Liabilities - accounts payable          $    8,700      $       145


       Commitments and Contingencies


       Shareholder's equity
          Common stock, par value $.01
            per share;1,000,000 shares
            authorized; 349,000 shares
            issued and outstanding                  3,490            3,490
          Additional paid-in capital              453,010          450,510
          Shareholder distributions            (1,874,798)      (1,849,798)
          Retained earnings                     1,667,456        1,653,006
                                               ----------      -----------

       Total shareholder's equity                 249,158          257,208
                                               ----------      -----------

       Total liabilities and
          shareholder's equity                 $  257,858      $   257,353
                                               ==========      ===========



       See notes to financial statements

                         FUND AMERICA INVESTORS CORPORATION II
                               Statements of Operations
                                     (Unaudited)


                                                     Three months ended
                                                          March 31,
                                                  ------------------------
                                                     2001          2000
                                                  ----------    ----------

      Revenue
         Other bond income                        $   30,000    $        -
         Interest                                          7           460
         Issuance fees                                     -        76,253
                                                  ----------    ----------

      Total revenue                                   30,007        76,713
                                                  ----------    ----------


      Expenses
         General and administrative                    9,557         8,853
         Management fees                               6,000         6,000
         Issuance expense                                  -         1,358
                                                  ----------    ----------

      Total expenses	                              15,557        16,211
                                                  ----------    ----------

         Net income                               $   14,450    $   60,502
                                                  ==========    ==========






      See notes to financial statements

                        FUND AMERICA INVESTORS CORPORATION II
                              Statements of Cash Flows
                                     (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                   ------------------------
                                                      2001          2000
                                                   ----------    ----------

Net cash flows from operating activities:
    Net income                                     $   14,450    $   60,502
 Adjustments to reconcile net income to
    net cash from operating activities:
      Amortization of deferred offering costs               -         1,253
 Changes in operating assets and liabilities
      Accounts payable                                  8,555         8,000
      Prepaid expenses                                    195           187
                                                   ----------    ----------

    Net cash provided by operating activities:         23,200        69,942



Cash flows used in financing activities:
      Capital contributions                             2,500             -
      Shareholder distributions                       (25,000)      (45,000)
                                                   ----------    ----------

    Net cash used in financing activities:            (22,500)      (45,000)
                                                   ----------    ----------


Net increase in cash and cash equivalents                 700        24,942

Cash and cash equivalents at beginning of year            797        15,513
                                                   ----------    ----------

Cash and cash equivalents at end of year           $    1,497    $   40,455
                                                   ==========    ==========




See notes to financial statements

                         FUND AMERICA INVESTORS CORPORATION II
                             NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)
                       Three months ended March 31, 2001 and 2000


1.    Basis of Presentation
---------------------------

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

     On January 1, 2001, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. No Securities were issued during the first quarter of 2001. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of January 1, 2001, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2.  Unaudited Financial Statements
----------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2001, and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

     The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will not adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding will be provided by the sole shareholder to cover operating costs as needed or until the Company generates sufficient revenue. The funding source for any additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.


Results of Operations
---------------------

     The Company reported a net income for the three months ended March 31, 2001 of $14,450 as compared to a net income for the three months ended March 31, 2000 of $60,502. The company earned call option income of $30,000 for selling the call rights on Fund America Investors Corporation II, Series 1993-E in the first quarter ended March 31, 2001 as compared to net issuance fees of $75,000 in the first quarter ended March 31, 2000. This income variance makes up the primary difference in the results of operations between the two reporting periods.

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

                            PART II. OTHER INFORMATION



Item 1.    Legal Proceedings
-------    -----------------
           None.


Item 2.    Changes in Securities
-------    ---------------------
           None.


Item 3.    Defaults Upon Senior Securities
-------    -------------------------------
           None.


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------
           None.


Item 5.    Other Information
-------    -----------------
           None.


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           A.  Exhibits

               None

           B.  Form 8-K

               None

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FUND AMERICA INVESTORS ORPORATION II
                                   (Registrant)



Date:   May 15, 2001               By:  /s/ Helen M. Dickens
      -----------------               ---------------------------------
                                        Helen M. Dickens
                                        Vice President and Secretary
                                       (Duly authorized and Principal
                                        Financial Officer)


































                                     9