Form 10-Q
period 2001-06-30
FUND AMERICA INVESTORS CORP II
filed 2001-08-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ________________ to ________________


                        Commission File Nos.:  33-67202


                     FUND AMERICA INVESTORS CORPORATION II
                    ---------------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2001- 349,000 shares.








                     FUND AMERICA INVESTORS CORPORATION II
                             FORM 10-Q FOR THE
                      SIX MONTHS ENDED JUNE 30, 2001


                                  INDEX



PART I.  FINANCIAL INFORMATION                                 PAGE NO.
------------------------------                                 --------


Item 1.     Financial Statements                                  3

Item 2.     Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                             6


PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                     9

Item 2.     Changes in Securities                                 9

Item 3.     Defaults upon Senior Securities                       9

Item 4.     Submission of Matters to a Vote
            of Security Holders                                   9

Item 5.     Other Information                                     9

Item 6.     Exhibits and Reports                                  9

            SIGNATURES                                           10

                          PART I.  FINANCIAL INFORMATION
                          ------------------------------


Item 1.  Financial Statements
-----------------------------

                       FUND AMERICA INVESTORS CORPORATION II
                                  Balance Sheets
                                   (Unaudited)


                                                   June 30,        December 31,
                                                     2001              2000
                                                 -----------       -----------

Assets
    Cash and cash equivalents                    $       603       $       797
    Deferred offering costs, net                     256,361           256,361
    Prepaid expenses                                       -               195
                                                 -----------       -----------
  Total assets                                   $   256,964       $   257,353
                                                 ===========       ===========



Liabilities - accounts payable                   $    14,727       $       145


Commitments and Contingencies                              -                 -


Shareholder's equity
    Common stock, par value $.01 per share;
      1,000,000 shares authorized; 349,000
      shares issued and outstanding                    3,490             3,490
    Additional paid-in capital                       453,010           450,510
    Shareholder distributions                     (1,874,798)       (1,849,798)
    Retained earnings                              1,660,535         1,653,006
                                                  ----------        ----------
  Total shareholder's equity                         242,237           257,208
                                                  ----------        ----------

  Total liabilities and shareholder's equity      $  256,964        $  257,353
                                                  ==========        ==========




See notes to financial statements

                        FUND AMERICA INVESTORS CORPORATION II
                               Statements of Operations
                                     (Unaudited)



                                  Three months ended          Six months ended
                                       June 30,                   June 30,
                                ----------------------      --------------------
                                  2001          2000           2001        2000
                                --------      --------      --------    --------

Revenue
  Other bond income             $      -      $      -      $ 30,000    $ 18,000
  Interest                             1           207             8         667
  Issuance fees                        -        18,000             -      76,253
                                --------      --------      --------    --------
Total revenue                          1        18,207        30,008      94,920
                                --------      --------      --------    --------


Expenses
  General and administrative         923           915        10,480       9,768
  Management fees                  6,000         6,000        12,000      12,000
  Deferred offereing costs             -         5,000             -       6,358
                                --------      --------      --------    --------
Total expenses                     6,923        11,915        22,480      28,126
                                --------      --------      --------    --------


Net income                     ($  6,922)     $  6,292      $  7,528    $ 66,794
                                ========      ========      ========    ========



See notes to financial statements

                     FUND AMERICA INVESTORS CORPORATION II
                           Statements of Cash Flows
                                  (Unaudited)


                                                        Six months ended
                                                            June 30,
                                                    ------------------------
                                                       2001          2000
                                                    ----------    ----------

Net cash flows from operating activities:
   Net income                                       $    7,528    $   66,794
Adjustments to reconcile net income to
 net cash from operating activities:
   Amortization of deferred offering costs                   -         1,253
   Changes in operating assets and liabilities:
      Accounts payable                                  14,583             -
      Prepaid expenses                                     195        (1,813)
                                                    ----------    ----------
Net cash provided by operating activities:              22,306        66,234


Cash flows used in financing activities:
   Capital contributions                                 2,500             -
   Shareholder distributions                           (25,000)      (70,000)
                                                    ----------    ----------
Net cash used in financing activities:                 (22,500)      (70,000)
                                                    ----------    ----------


Net increase in cash and cash equivalents                 (194)       (3,766)

Cash and cash equivalents at beginning of year             797        15,513
                                                    ----------    ----------

Cash and cash equivalents at end of year            $      603    $   11,747
                                                    ==========    ==========



See notes to financial statements

                            FUND AMERICA INVESTORS CORPORATION II
                                NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)
                          Three months ended June 30, 2001 and 2000

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

     On January 1, 2001, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. No Securities were issued during the first or second quarter of 2001. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of June 30, 2001, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2.   Unaudited Financial Statements
     ------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2001, and the results of its operations and cash flows for the periods ended June 30, 2001 and 2000.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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


Results of Operations
---------------------

     The Company operates on relatively fixed general and administrative costs which have not substantially changed from comparable periods in prior years. Typically, periodical fluctuations in net income are directly related to activity from the issuance of Securities. Under normal circumstances, periods reporting net income are the direct result of issuance fees earned by the Company, and periods reporting a net loss, no issuance fees were earned. For the three-months ended June 30, 2001, the Company reported net loss of $6,922 and a net income of $6,292 for the three months ended June 30, 2000. The difference in the two reporting periods was a result of call option fees received in the amount of $18,000 when the bonds in Fund America Investors Corporation II, Series 1993-H were called by the servicer in 2000. The remaining income and expense items for June 30, 2001 are comparable to the three-months ended June 30, 2000, except for deferred offering costs of $5,000, paid in 2000 on the issuance of Fund America Investors Corporation II, Series 2000-1.

     The six-month period ended June 30, 2001 reported net income of $7,528 as compared to the six-months ended June 30, 2000, which reported a net income of $66,794. The income reported on June 30, 2001 was the result of call option income received in the amount of $30,000 when the call rights to Fund America Investors Corporation II 1993-E were sold, as compared to the same six months in 2000 where net issuance fees of $70,000 were earned as well as call option income of $18,000. Other items that affected the results between periods were a decrease in interest earned for the six months ended June 30, 2001 and an increase in general and administrative costs for 2001.


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

                                PART II. OTHER INFORMATION
                                --------------------------



Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          A.    Exhibits

                None

          B.    Form 8-K

                None

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FUND AMERICA INVESTORS CORPORATION II
                                    -------------------------------------
                                    (Registrant)




Date:     August 14, 2001            By:    /s/ Helen M. Dickens
      ---------------------             ---------------------------------
                                          Helen M. Dickens
                                          Vice President and Secretary
                                          (Duly authorized and
                                           Principal Financial Officer)