Form 10-Q
period 2001-09-30
FUND AMERICA INVESTORS CORP II
filed 2001-11-15
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the transition period from ________________ to ________________


                        Commission File Nos.:  33-67202


                       FUND AMERICA INVESTORS CORPORATION II
                 ------------------------------------------------
              (Exact name of registrant as specified in its charter)


            Delaware    					      84-1218906
      ------------------                                ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        identification number)



      6400 S. Fiddler's Green Circle, Suite 1200B, Englewood, Colorado 80111
      -----------------------------------------------------------------------
                    (Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2001- 349,000 shares







                     FUND AMERICA INVESTORS CORPORATION II
                              FORM 10-Q FOR THE
                     NINE MONTHS ENDED SEPTEMBER 30, 2001


                                    INDEX



PART I.     FINANCIAL INFORMATION                               PAGE NO.
---------------------------------                               --------

     Item 1.     Financial Statements                               3

     Item 2.     Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          7


PART II.    OTHER INFORMATION
-----------------------------

     Item 1.     Legal Proceedings                                  9

     Item 2.     Changes in Securities                              9

     Item 3.     Defaults upon Senior Securities                    9

     Item 4.     Submission of Matters to a Vote
                 of Security Holders                                9

     Item 5.     Other Information                                  9

     Item 6.     Exhibits and Reports                               9

                 SIGNATURES                                        10

                          PART I.  FINANCIAL INFORMATION
                          ------------------------------


Item 1.  Financial Statements
-----------------------------


                        FUND AMERICA INVESTORS CORPORATION II
                                    Balance Sheets


                                                (Unaudited)
                                               September 30,      December 31,
                                                   2001              2000
                                               -------------      ------------

Assets
    Cash and cash equivalents                   $       456        $      797
    Deferred offering costs, net                    256,361           256,361
    Prepaid expenses                                      -               195
                                                -----------        ----------

    Total assets                                $   256,817        $  257,353
                                                ===========        ==========



Liabilities - accounts payable                  $     6,200        $      145


Commitments and Contingencies                             -                 -


Shareholder's equity
    Common stock, par value $.01 per share;
       1,000,000 shares authorized; 349,000
       shares issued and outstanding                  3,490             3,490
    Additional paid-in capital                      470,510           450,510
    Shareholder distributions                    (1,874,798)       (1,849,798)
    Retained earnings                             1,651,415         1,653,006
                                                -----------        ----------

    Total shareholder's equity                      250,617           257,208
                                                -----------        ----------

    Total liabilities and
      shareholder's equity                      $   256,817        $  257,353
                                                ===========        ==========


See notes to financial statements

                       FUND AMERICA INVESTORS CORPORATION II
                            Statements of Operations
                                    (Unaudited)



                                 Three months ended        Nine months ended
                                   September 30,             September 30,
                                --------------------      -------------------
                                  2001        2000          2001       2000


Revenue
  Other bond income             $       -   $      -      $ 30,000   $ 18,000
  Interest                              -         34             8        701
  Issuance fees                         -          -             -     76,253
                                ---------   --------      --------   --------
     Total revenue                      -         34        30,008     94,954
                                ---------   --------      --------   --------


Expenses
  General and administrative        3,119      2,255        13,599     12,023
  Management fees                   6,000      6,000        18,000     18,000
  Deferred offering costs               -          -             -      6,358
                                ---------   --------      --------   --------
     Total expenses                 9,119      8,255        31,599     36,381
                                ---------   --------      --------   --------

Net (loss)/income               $  (9,119)  $ (8,221)     $ (1,591)  $ 58,573
                                =========   ========      ========   ========




See notes to financial statements

                        FUND AMERICA INVESTORS CORPORATION II
                              Statements of Cash Flows
                                    (Unaudited)


                                                      Nine months ended
                                                        September 30,
                                                   -----------------------
                                                      2001         2000


Net cash flows from operating activities:
  Net (loss)/income                                $  (1,591)    $  58,573
Adjustments to reconcile net (loss)/income to
  net cash from operating activities:
  Amortization of deferred offering costs                  -         1,253
  Changes in operating assets and liabilities:
      Accounts payable                                 6,055             -
      Prepaid expenses                                   195           187
                                                   ---------     ---------
Net cash provided by operating activities:             4,659        60,013



Net cash flow used in investing activities:
   Decrease in deferred offering cost                      -        (2,788)



Cash flows used in financing activities:
  Capital contributions                               20,000             -
  Shareholder distributions                          (25,000)      (70,000)
                                                   ---------     ---------
Net cash used in financing activities:                (5,000)      (70,000)
                                                   ---------     ---------


Net decrease in cash and cash equivalents               (341)      (12,775)

Cash and cash equivalents at beginning of year           797        15,513
                                                   ---------     ---------

Cash and cash equivalents at end of period         $     456     $   2,739
                                                   =========     =========


See notes to financial statements

                        FUND AMERICA INVESTORS CORPORATION II
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                    Nine months ended September 30, 2001 and 2000

1.  Basis of Presentation
-------------------------
Organization
------------
     Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company in accordance with the provisions in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

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

     On January 1, 2001, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. No Securities were issued during the third quarter of 2001. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obliga-tions in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of

September 30, 2001, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2.  Unaudited Financial Statements
----------------------------------

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2001, and the results of its opera-tions and cash flows for the periods ended September 30, 2001 and 2000.


3. New Accounting Pronouncements
--------------------------------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effect-tive January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, re-assessment of the useful lives of existing recognized intangibles, reclassi-fication of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Management does not expect SFAS 142 to have a material impact on the Company's financial position or results of operations, upon adoption.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to
reporting the effects of the disposal of a business.   SFAS No. 144 is
effective beginning January 1, 2002, with earlier adoption encouraged. Management does not expect SFAS No. 144 to have a material impact on the Company's financial position or results of operations, upon adoption.



Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will not adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding will be provided by the sole shareholder to cover operating costs as needed or until the Company generates sufficient revenue. The funding source for any addi-tional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.


Results of Operations
---------------------

      The Company operates on relatively fixed general and administrative costs which have not substantially changed from comparable periods in prior years. Typically, periodical fluctuations in net income are directly related to activity from the issuance of Securities. Under normal circumstances, periods reporting net income are the direct result of issuance fees earned by the Company, and periods reporting a net loss, no issuance fees were earned. For the three-months ended September 30, 2001, the Company reported net loss of $9,119 and a net loss of $8,221 for the three months ended September 30, 2000. The difference in the two reporting periods was a result of additional costs for an amendment that was never filed. The remaining income and expense items for September 30, 2001 are comparable to the three-months ended September 30, 2000.

     The nine-month period ended September 30, 2001 reported a net loss of $1,591 as compared to the nine-months ended September 30, 2000, which reported a net income of $58,573. The primary difference between the two reporting periods was the result of the Company having revenue in 2001 in the form of call option income in the amount of $30,000 when the call rights to Fund America Investors Corporation II 1993-E were sold, as compared to the same nine months in 2000 where net issuance fees of $70,000 were earned as well as call option income of $18,000 resulting in a net income in 2000 versus a net loss in 2001. Other items of income and expense were comparable between the two reporting periods, except for some additional costs incurred in 2001 relating to an amendment that was never filed.


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



                                    FUND AMERICA INVESTORS CORPORATION II
                                    (Registrant)



Date:    November 14, 2001          By: /s/ Helen M. Dickens
      ----------------------           ----------------------------------
                                        Helen M. Dickens
                                        Vice President and Secretary
                                       (Duly authorized and
                                        Principal Financial Officer