Form 10-K
period 2001-12-31
FUND AMERICA INVESTORS CORP II
filed 2002-03-29
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     FORM 10-K



[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
        _______________


Commission File No.:  33-73748
                      --------

                        FUND AMERICA INVESTORS CORPORATION II
                  ----------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                    Delaware                              84-1218906
          -----------------------------              ---------------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)             identification number)


          6400 S. Fiddler's Green Circle, Suite 1200B, Englewood, Colorado 80111
          ----------------------------------------------------------------------
                          (Address of principal executive offices)

           Registrant's telephone number including area code:   (303) 290-6025
                                                               ----------------

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

     State the aggregate market value of the voting stock held by non-affiliates
of the registrant:   As of December 31, 2001:  $0.00.

     The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 29, 2002 was 349,000 shares.


                         DOCUMENTS INCORPORATED BY REFERENCE
                                       None.



                                        PART I


ITEM 1.        BUSINESS
-------        --------

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

     The Company may not, either directly or indirectly through a beneficially owned trust, engage in any business or investment activity other than to; (1) issue and sell Securities; (2) purchase, own, hold, pledge or sell collateral or other mortgage-related assets; (3) invest and maintain cash balances on an interim basis in high quality short-term investments; and (4) engage in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

     On January 1, 2001, the Company had a total of $561 million registered and
unissued Securities on its Registration Statement No. 333-33823.   During the
year ended December 31, 2001, no Securities were issued. From inception to date, the Company has issued nineteen series of Securities which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of December 31, 2001, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


ITEM 2.        PROPERTIES           The Company has no material physical
------         ----------           properties.


ITEM 3.        LEGAL PROCEEDINGS    None.
------         -----------------

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------         ---------------------------------------------------

     No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 2001.




                                     PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------         -----------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

     There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.




ITEM 6.        SELECTED FINANCIAL DATA
------         -----------------------


                                      Year Ended December 31,
                     ----------------------------------------------------------
                       2001         2000        1999        1998         1997
                     --------     --------    --------    --------     --------
Income Statement Data:


Revenue              $ 30,008     $ 94,956    $201,155    $370,890     $132,196

Net (loss)income     $ (8,072)    $ 51,682    $160,561    $196,084     $ 24,035

Net (loss)income
 per share of
 common stock              (1)          (1)         (1)         (1)          (1)


Balance Sheet Data:


Total assets         $261,636     $257,353    $270,526    $475,180     $475,280

Shareholder's
 Equity              $261,636     $257,208    $270,526    $474,965     $442,444



(1) Not presented, as all shares of common stock are held by a sole shareholder.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------         -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

1.     General

     As of December 31, 2001, the Company has issued nineteen series of registered Pass-Through Securities aggregating $2,439,812,829 in initial amount for all the issuances. Ten series of Bonds remain outstanding on December 31, 2001. The following list consists of the outstanding series shown with the initial issuance amounts.



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
                             Mortgage Association and Federal Home Loan
                             Mortgage Corporation Securities; private
                             Mortgage backed securities including certain
                             Residual interest securities; principal compo-nent of bonds issued by the Resolution Funding
                             Corporation

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

2000-1     $  3,216,000      Trust consisting primarily of Federal National
                             Mortgage Association and Federal Home Loan Mortgage
                             Corporation Securities

2.     Liquidity and Capital Resources
       -------------------------------

     The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will not adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding has and will continue to be provided by the sole shareholder to cover anticipated costs on a monthly basis until the Company generates sufficient revenue. The funding source for additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.


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

     The Company reported net loss for the year ended December 31, 2001 of $8,072 compared to net income of $51,682 for the year ended December 31, 2000 and net income of $160,561 for the year ended December 31, 1999. The Company incurred a net loss for the year ended December 31, 2001 because no issuance fees were earned and normal operating expenses exceeded the call option income received on the sale of Fund America Investors Corporation II, Series 1993-E call rights. The income reported for December 31, 2000 was the result of net issuance fees earned of $69,895 and call option income of $18,000 received when the call rights on Fund America Investors Corporation II, Series 1993-H were sold. In 1999, the Company earned income of $195,006 from call option fees received when Fund America Investors Corporation II, Series 1993-F certificates were called by the servicer. Other variables affecting comp-arable results of operations are typically the number of securitizations completed and/or impairments of assets.



Results of Operations - Other Matters:  Recently Issued Accounting
------------------------------------------------------------------
Pronouncements
--------------

     On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations" ("SFAS No. 141") was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other indefinite life intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, and indefinite life intangibles, will cease upon adoption of this statement. SFAS No. 142 was adopted beginning January 1, 2002 without a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the
effects of the disposal of a business.   SFAS No. 144 was adopted beginning
January 1, 2002, without a material impact on the Company's financial position or results of operations.

4.     Forward Looking Statements
       --------------------------

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------         -------------------------------------------


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


Board of Directors and Shareholder
Fund America Investors Corporation II
Englewood, Colorado


     We have audited the accompanying balance sheets of Fund America Investors Corporation II as of December 31, 2001 and 2000, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Fund America Investors Corporation II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP




Denver, Colorado
March 22, 2002

                          FUND AMERICA INVESTORS CORPORATION II
                                      Balance Sheets



                                                 December 31,
                                         ----------------------------
                                            2001              2000
                                         ----------        ----------

Assets
   Cash and cash equivalents             $    5,071        $      797
   Deferred offering costs, net             256,361           256,361
   Prepaid expenses                             204               195
                                         ----------        ----------

Total assets                             $  261,636        $  257,353
                                         ==========        ==========


Liabilities - accounts payable           $        -        $      145
                                         ----------        ----------


Commitments and Contingencies

Shareholder's equity
   Common stock, par value $.01
     per share; 1,000,000 shares
     authorized; 349,000 shares
     issued and outstanding                   3,490             3,490
   Additional paid-in capital               488,010           450,510
   Shareholder distributions             (1,874,798)       (1,849,798)
   Retained earnings                      1,644,934         1,653,006
                                         ----------        ----------
Total shareholder's equity                  261,636           257,208
                                         ----------        ----------

Total liabilities and
     shareholder's equity                $  261,636        $  257,353
                                         ==========        ==========



See notes to financial statements

                             FUND AMERICA INVESTORS CORPORATION II
                                  Statements of Operations




                                              Year Ended December 31,
                                    ------------------------------------------
                                       2001            2000            1999
                                    ----------      ----------      ----------


Revenue
   Other bond income                $   30,000      $   18,000      $  195,006
   Issuance fees                             -          76,253               -
   Interest                                  8             703           6,149
                                    ----------      ----------      ----------
      Total revenue                     30,008          94,956         201,155
                                    ----------      ----------      ----------


Expenses
   Amortization of deferred
     offering costs                          -           1,253               -
   General and administrative           14,080          18,021          16,594
   Management fees                      24,000          24,000          24,000
                                    ----------      ----------      ----------
      Total expenses                    38,080          43,274          40,594
                                    ----------      ----------      ----------

   Net (loss)income                 $   (8,072)     $   51,682      $  160,561
                                    ==========      ==========      ==========





See notes to financial statements

                        FUND AMERICA INVESTORS CORPORATION II
                          Statements of Shareholder's Equity
                     Years Ended December 31, 2001, 2000 and 1999



                    Common Stock      Addi-      Share-
                  ----------------   tional      holder
                  Number of   Par    Paid-in     Distri-     Retained
                   Shares    Value   Capital     butions     Earnings   Totals
                  --------- ------  --------  ------------ ----------- --------

Balances at
 January 1, 1999   349,000  $3,490  $445,510  $(1,414,798) $1,440,763  $474,965
Shareholder
 distributions           -       -         -     (365,000)          -  (365,000)
Net income               -       -         -            -     160,561   160,561
                  --------  ------  --------  -----------  ----------  --------

Balances at
 December 31,1999  349,000   3,490   445,510   (1,779,798)  1,601,324   270,526
Shareholder
 distributions           -       -         -      (70,000)          -   (70,000)
Capital
 contributions           -       -     5,000            -           -     5,000
Net income               -       -         -            -      51,682    51,682
                  --------  ------  --------  -----------  ----------  --------

Balances at
 December 31,2000  349,000   3,490   450,510   (1,849,798)  1,653,006   257,208
Shareholder
 distributions           -       -         -      (25,000)          -   (25,000)
Capital
 contribution            -       -    37,500            -           -    37,500
Net loss                 -       -         -            -      (8,072)   (8,072)
                  --------  ------  --------  -----------  ----------  --------

Balances at
 December 31,2001  349,000  $3,490  $488,010  $(1,874,798) $1,644,934  $261,636
                  ========  ======  ========  ===========  ==========  ========




See notes to financial statements

                           FUND AMERICA INVESTORS CORPORATION II
                                 Statements of Cash Flows



                                                   Year Ended December 31,
                                             ----------------------------------
                                                2001        2000         1999
                                             ---------   ----------   ---------


Net cash flows from operating activities:
   Net (loss)income                          $  (8,072)  $   51,682   $ 160,561
Adjustments to reconcile net (loss)income
  to net cash (used in)provided by
  operating activities:
    Amortization of deferred offering costs          -        1,253           -
  Changes in operating assets and
    liabilities:
      Accounts payable                            (145)         145        (215)
      Prepaid expenses                              (9)          (8)         (8)
                                             ---------   ----------   ---------
Net cash (used in) provided by
  operating activities:                         (8,226)      53,072     160,338



Investing activities:
   Additions to deferred offering costs              -       (2,788)     (6,271)



Financing activities:
   Capital contributions                        37,500        5,000           -
   Shareholder distributions                   (25,000)     (70,000)   (365,000)
                                             ---------    ---------   ---------
Net cash provided by(used in)
  financing activities:                         12,500      (65,000)   (365,000)
                                             ---------    ---------   ---------


Net increase(decrease) in cash and
  cash equivalents                               4,274      (14,716)   (210,933)
Cash and cash equivalents at
  beginning of year                                797       15,513     226,446
                                             ---------    ---------   ---------
Cash and cash equivalents
  at end of year                             $   5,071    $     797   $  15,513
                                             =========    =========   =========


See notes to financial statements

                             FUND AMERICA INVESTORS CORPORATION II
                                 Notes to Financial Statements
                       For the Years Ended December 31, 2001, 2000 and 1999



Note 1.     The Company

     Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-acked Certificates (the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company in accordance with the provisions in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

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

     The Company will not, either directly or indirectly through a beneficially owned trust engage in any business or investment activity other than to; (1) issue and sell Securities; (2) invest cash balances on an interim basis in high quality short-term investments; (3) purchase, own, hold, pledge or sell collateral or other mortgage-related assets; (4) engage in other activities which are necessary or convenient to accomplish the foregoing and are incidental thereto.

     The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will not adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding has and will continue to be provided by the sole shareholder to cover anticipated costs on a monthly basis until the Company generates sufficient revenue. The funding source for additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.


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

Note 2.     Summary of Significant Accounting Policies     (continued)


     Other bond income represents fees received upon the sale of call options on CMO issuances. Such income is recognized at closing when call option rights are transferred.

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

     Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the classifications used in 2001. These reclassifications had no effect on the Company's financial position or net income.

     Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The Company's financial instruments include: cash and cash equivalents, and accounts payable. The carrying amount of these assets and liabilities approximates their fair value.

     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets. As of December 31, 2001 and 2000, management determined that there was no impairment of the Company's long-lived assets.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires the disclosure of operating segments and the geographic location of the Company. Management considers the Company's business to presently comprise of a single operating segment, and all of the Company's operations were concentrated in Englewood, Colorado.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company adopted SAB No. 101 during the fourth quarter of 2000. The adoption of SAB No.101 did not affect the Company's financial statements for the years ended December 31, 2001 or 2000.

Recently Issued Accounting Standards
------------------------------------

          SFAS No. 141, "Business Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other indefinite life intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, and indefinite life intangibles, will cease upon adoption of this statement. SFAS No. 142 was adopted beginning January 1, 2002 without a material impact on the Company's financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No. 144 was adopted beginning January 1, 2002, without a material impact on the Company's financial position or results of operations.



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

     The sole shareholder of the Company is also the sole shareholder, Chief Executive Officer and Director of The Chotin Group Corporation. On January 1, 1993, the Company entered into a Management Agreement with The Chotin Group Corporation (the "Facilities Manager"). This agreement remains in force until written termination of the agreement is presented by either party. As of December 31, 2001, no such notice of termination has been given or received by the Company. Under the terms of the agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The management fees paid during each of the three years ended December 31, 2001 were $24,000.

Note 5.     CMO Information


     At December 31, 2001 and 2000, the outstanding principal balance of the issued Securities and the amount of publicly and privately issued securities were as follows:



       2001
-------------------------------------------------------------------
                      Total           Publicly           Privately
Series            Certificates         Issued              Issued
------           -------------     ------------         -----------
1993-A           $ 42,451,771      $ 39,428,564         $ 3,023,207
1993-B              7,899,830         4,986,472           2,913,358
1993-C            121,024,878       121,024,878                   -
1993-J              6,012,789         5,683,621             329,168
1994-A              2,396,262         2,091,653             304,609
1997-NMC1           6,925,270         6,925,270                   -
1998-A              6,238,859         6,238,859                   -
1998-B             34,174,347        34,174,347                   -
1998-NMC1          18,578,864        18,578,864                   -
2000-1              2,876,320         2,726,720             149,600
                 ------------      ------------         -----------
Total            $248,579,190      $241,859,248         $ 6,719,942
                 ============      ============         ===========



       2000
-------------------------------------------------------------------
                      Total	        Publicly           Privately
Series            Certificates         Issued              Issued
------           -------------     ------------         -----------
1993-A           $ 57,486,997      $ 54,457,257         $ 3,029,740
1993-B             10,009,582         6,600,244           3,409,338
1993-C            139,299,724       139,299,724                   -
1993-E             17,393,581        14,491,962           2,901,619
1993-H              4,144,862         4,144,862                   -
1993-J             12,120,924        11,522,661             598,263
1994-A              3,290,964         2,874,174             416,790
1997-NMC1          13,327,473        13,327,473                   -
1998-A             10,331,855        37,578,296                   -
1998-NMC1          44,459,845        44,459,845                   -
2000-1              2,882,890         2,733,290             149,600
                 ------------      ------------         -----------
Total            $352,326,993      $341,821,643         $10,505,350
                 ============      ============         ===========






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                   PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------      --------------------------------------------------

Name                  Position                                              Age
----------------      -------------------------------------------------    -----

Steven B. Chotin      Director, Chairman, Chief Executive Officer and
                      President                                              54

M. Garrett Smith      Director                                               40

Helen M. Dickens      Director, Vice President, and Secretary                48

Annel Henderson       Treasurer                                              40

M. Sean Rowland       Vice President and Assistant Secretary                 35


     Steven B. Chotin, 54, has been a Director and the Chairman, Chief Executive Officer and President of the Company since its inception. Mr. Chotin has been Chief Executive Officer and sole shareholder of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933, as amended (the "Act").

     M. Garrett Smith, 40, joined Pitkin Fuel Corporation out of Dallas, Texas in January 2001 as it's Chief Financial Officer. Previously, Mr. Smith was Chief Financial Officer at Stonebridge Technologies. Prior to Stonebridge, Mr. Smith was Executive Vice President and Chief Financial Officer of Pioneer Natural Resources Company. He also served as a Senior Vice President of Corporate Acquisitions at Pioneer. Prior to joining Pioneer, Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

     Helen M. Dickens, 48, has been a Director of the Company since 1995, Vice President and Secretary of the Company since 1989. Ms. Dickens is also President and Chief Operations Officer of The Chotin Group Corporation. Previously, Ms. Dickens held the position of Vice President along with Chief Operations Officer at The Chotin Group Corporation, positions she has held since 1989. Prior to joining The Chotin Group Corporation, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company. Ms. Dickens received a Bachelor of Science degree from Metropolitan State College with a Major in Accounting.

     Annel Henderson, 40, has been the Treasurer of the Company since 2001 and the Principal Accounting Officer since 1995, and previously held the position of Controller since 1992. Mrs. Henderson has been the Treasurer of The Chotin Group Corporation since 2001 and had previously been the Controller, a position held since 1992. Prior to 1992, she was Accounting Manager of Community Holdings Corporation. Mrs. Henderson received a Bachelor of Science degree from the University of Phoenix with a Major in Accounting.

     M. Sean Rowland, 35, joined the Company as Vice President and Assistant Secretary in January 2002. Mr. Rowland is also Vice President of Structured Finance for The Chotin Group Corporation, a position taken in January 2002. Prior to joining The Chotin Group, Mr. Rowland was with Stifel Nicholas & Co. and has worked in the fixed income trading market for over ten years, primarily focusing on mortgage-backed securities. He holds a Bachelor of Science degree in Economics from San Jose State University.


   Directors and Executive Officers are elected annually for a one-year term.

ITEM 11.     EXECUTIVE COMPENSATION
-------      ----------------------

     As of December 31, 2001, no executive officer had received any compensation exceeding $100,000.

     The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director a monthly fee of $150.00. No other officers or directors receive any compensation for their services.




ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------      --------------------------------------------------------------
                                               Amount and
                                               Nature of
Title of    Name and address of                Beneficial         Percent of
 Class        Beneficial Owner                 Ownership (1)         Class
--------    -----------------------------      ------------       ----------

Common      Steven B. Chotin                     349,000              100%
            6400 S. Fiddler's Green Circle
            Suite 1200
            Englewood, CO  80111



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

                                PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------      ---------------------------------------------------------------

(a)(1)       Financial Statements
             -  Independent Auditors' Report
             -  Balance Sheets at December 31, 2001 and 2000
             - Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
             - Statements of Shareholder's Equity for the Years Ended December 31, 2001, 2000 and 1999
             - Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
             - Notes to Financial Statements for the Years Ended December 31, 2001, 2000 and 1999

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

                                      FUND AMERICA INVESTORS CORPORATION II
                                      (Registrant)


Date  March 29, 2002                  By: /s/ Helen M. Dickens
     ---------------                     -------------------------
                                         Helen M. Dickens
                                         Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Steven B. Chotin     Director, Chairman, Chief Executive      March 29, 2002
--------------------     Officer and President
Steven B. Chotin         (Principal Executive Officer



/s/ Helen M. Dickens     Director, Vice President and             March 29, 2002
--------------------     Secretary (Principal Financial Officer)
Helen M. Dickens



/s/ Garrett Smith        Director                                 March 29, 2002
-------------------
Garrett Smith



/s/ Annel Henderson      Treasurer (Principal Accounting Officer) March 29, 2002
-------------------
Annel Henderson



/s/ M. Sean Rowland      Vice President and Assistant Secretary   March 29, 2002
-------------------
M. Sean Rowland

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

                                 FUND AMERICA INVESTORS CORPORATION II
                                 (Registrant)


Date March 29, 2002              By:
     ----------------                ----------------------------------
                                     Helen M Dickens
                                     Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


----------------------     Director, Chairman, Chief Executive    March 29, 2002
Steven B. Chotin           Officer and President (Principal
                           Executive Officer)


----------------------     Director, Vice President and           March 29, 2002
Helen M. Dickens           Treasurer (Principal Financial Officer)



----------------------      Director                              March 29, 2002
Garrett Smith


----------------------      Treasurer (Principal Accounting       March 29, 2002
Annel Henderson             Officer)



----------------------      Vice President and Assistant          March 29, 2002
M. Sean Rowland             Secretary