Form 10-Q
period 2002-03-31
FUND AMERICA INVESTORS CORP II
filed 2002-05-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549
                                         FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________


                             Commission File Nos.:  33-67202


                          FUND AMERICA INVESTORS CORPORATION II
                  ------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


            Delaware                                      84-1218906
         -------------                                  --------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    identification number)



     6400 S. Fiddler's Green Circle, Suite 1200B, Englewood, Colorado 80111
    ------------------------------------------------------------------------
                     (Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2002- 349,000 shares









                            FUND AMERICA INVESTORS CORPORATION II
                                      FORM 10-Q FOR THE
                              THREE MONTHS ENDED MARCH 31, 2002




                                           INDEX
                                           -----


PART I.     FINANCIAL INFORMATION                                  PAGE NO.
---------------------------------                                  --------

     Item 1.     Financial Statements                                  3

     Item 2.     Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                             6

PART II.     OTHER INFORMATION
------------------------------

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

                            PART I.  FINANCIAL INFORMATION
                           --------------------------------


Item 1.   Financial Statements
------------------------------



                         FUND AMERICA INVESTORS CORPORATION II
                                    Balance Sheets
                                      (Unaudited)


                                                 March 31,      December 31,
                                                   2002            2001
                                               ------------    -------------

Assets
     Cash and cash equivalents                  $       601      $     5,071
     Deferred offering costs, net                   256,361          256,361
     Prepaid expenses                                 2,150              204
                                                -----------      -----------
     Total assets                               $   259,112      $   261,636
                                                ===========      ===========



Liabilities - accounts payable                  $     1,050      $         -
                                                -----------      -----------

Commitments and Contingencies

Shareholder's equity
     Common stock, par value $.01 per
       share;1,000,000 shares authorized;
       349,000 shares issued and outstanding          3,490            3,490
     Additional paid-in capital                     500,510          488,010
     Shareholder distributions                   (1,874,798)      (1,874,798)
     Retained earnings                            1,628,860        1,644,934
                                                -----------      -----------
     Total shareholder's equity                     258,062          261,636
                                                -----------      -----------

     Total liabilities and
       shareholder's equity                     $   259,112      $   261,636
                                                ===========      ===========


     See notes to financial statements

                          FUND AMERICA INVESTORS CORPORATION II
                                Statements of Operations
                                      (Unaudited)




                                               Three months ended
                                                    March 31,
                                           --------------------------
                                             2002              2001
                                          ----------        ----------

Revenue
     Other bond income                    $        -        $   30,000
     Interest                                      -                 7
                                          ----------        ----------
       Total revenue                               -            30,007
                                          ----------        ----------



Expenses
     General and administrative               10,074             9,557
     Management fees                           6,000             6,000
                                          ----------        ----------
       Total expenses                         16,074            15,557
                                          ----------        ----------



Net (loss) income                         $  (16,074)       $   14,450
                                          ==========        ==========





See notes to financial statements

                           FUND AMERICA INVESTORS CORPORATION II
                                 Statements of Cash Flows
                                       (Unaudited)




                                                  Three months ended
                                                       March 31,
                                               ------------------------
                                                 2002            2001
                                              ----------      ----------

Operating activities:
   Net (loss)income                           $  (16,074)     $   14,450
Adjustments to reconcile net (loss)income
  to net cash from operating activities:
    Changes in operating assets and
     liabilities:
       Accounts payable                            1,050           8,555
       Prepaid expenses                           (1,946)            195
                                              ----------      ----------
Net cash (used in) provided by
  operating activities:                          (16,970)         23,200




Financing activities:
     Capital contributions                        12,500           2,500
     Shareholder distributions                         -         (25,000)
                                              ----------      ----------
Net cash provided by (used in)
  financing activities:                           12,500         (22,500)
                                              ----------      ----------


Net (decrease)increase in cash
  and cash equivalents                            (4,470)            700

Cash and cash equivalents
  at beginning of year                             5,071             797
                                              ----------      ----------

Cash and cash equivalents
  at end of year                              $      601      $    1,497
                                              ==========      ==========




See notes to financial statements

                          FUND AMERICA INVESTORS CORPORATION II
                             NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)
                       Three months ended March 31, 2002 and 2001


1. Basis of Presentation
------------------------
Organization
------------

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

     On January 1, 2002, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. No Securities were issued during the first quarter of 2002. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of March 31, 2002, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2. Unaudited Financial Statements
---------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2002, and the results of its operations and cash flows for the periods ended March 31, 2002 and 2001.

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


Results of Operations
---------------------

      The Company reported a net loss for the three months ended March 31, 2002 of $16,074 as compared to a net income for the three months ended March 31, 2001 of $14,450. The company had no income in the first quarter ended March 31, 2002, as compared to the call option income of $30,000 for selling the call rights on Fund America Investors Corporation II, Series 1993-E earned in the first quarter ended March 31, 2001. This income variance makes up the primary difference in the results of operations between the two reporting periods.


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

                                 PART II. OTHER INFORMATION
                                ----------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.


Item 5.  Other Information
         -----------------
         None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.     Exhibits

                None

         B.     Form 8-K

                None

                                      SIGNATURES
                                     ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FUND AMERICA INVESTORS CORPORATION II
                                        -------------------------------------
                                       (Registrant)

Date:   May 14, 2002                    By: /s/ Helen M. Dickens
--------------------                       ----------------------------------
                                            Helen M. Dickens
                                            Vice President and Secretary
                                           (Duly authorized and
                                            Principal Financial Officer)