Form 10-Q
period 2002-06-30
FUND AMERICA INVESTORS CORP II
filed 2002-08-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549
                                        FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________


                         Commission File Nos.:  033-73748
                                                ---------

                        FUND AMERICA INVESTORS CORPORATION II
                        -------------------------------------
                (Exact name of registrant as specified in its charter)


           Delaware                                          84-1218906
-------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          identification number)




      6400 S. Fiddler's Green Circle, Suite 1200B, Englewood, Colorado 80111
--------------------------------------------------------------------------------
                      (Address of principal executive offices)


         Registrant's telephone number including area code: (303) 290-6025
                                                            ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2001- 349,000 shares






                     FUND AMERICA INVESTORS CORPORATION II
                                 FORM 10-Q FOR THE
                          SIX MONTHS ENDED JUNE 30, 2002


                                      INDEX
                                  ------------

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
-------------------------------                                        ---------

      Item 1.      Financial Statements                                      3

      Item 2.      Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                                 7

PART II.  OTHER INFORMATION
------------------------------------------

      Item 1.      Legal Proceedings                                         8

      Item 2.      Changes in Securities                                     8

      Item 3.      Defaults upon Senior Securities                           8

      Item 4.      Submission of Matters to a Vote
                   of Security Holders                                       8

      Item 5.      Other Information                                         8

      Item 6.      Exhibits and Reports                                      8

      SIGNATURES                                                             9



















                                         2

                           PART I.  FINANCIAL INFORMATION
                  -------------------------------------------------


Item 1.  Financial Statements
------------------------------


                        FUND AMERICA INVESTORS CORPORATION II
                                    Balance Sheets
                                      (Unaudited)



                                               June 30,           December 31,
                                                 2002                  2001
                                             ------------        ---------------

  Assets
     Cash and cash equivalents                $    40,431          $     5,071
     Deferred offering costs, net                 256,361              256,361
     Prepaid expenses                               2,150                  204
                                             -------------        -------------

     Total assets                             $   298,942           $  261,636
                                             =============        =============



  Liabilities - accounts payable              $         -           $        -
                                             -------------        -------------


  Commitments and Contingencies                         -                    -

  Shareholder's equity

     Common stock, par value $.01 per share;
       1,000,000 shares authorized; 349,000
       shares issued and outstanding                 3,490                3,490
     Additional paid-in capital                    504,010              488,010
     Shareholder distributions                  (1,874,798)          (1,874,798)
     Retained earnings                           1,666,240            1,644,934
                                             --------------        -------------

     Total shareholder's equity                    298,942              261,636
                                             --------------        -------------
     Total liabilities and
       shareholder's equity                   $    298,942           $  261,636
                                             ==============        =============


     See notes to financial statements

                                        3


                         FUND AMERICA INVESTORS CORPORATION II
                               Statements of Operations
                                      (Unaudited)



                        Three months ended           Six months ended
                             June 30,                    June 30,
                       --------------------         -------------------
                         2002        2001             2002       2001
                       --------    --------         --------   --------

  Revenue
     Other bond income  $44,166     $     -          $44,166    $30,000
     Interest                 -           1                -          8
                       ---------   ---------        ---------   --------

        Total revenue    44,166           1           44,166     30,008
                       ---------   ---------        ---------   --------



  Expenses
     General and
      administrative        786         923           10,860     10,480
     Management fees      6,000       6,000           12,000     12,000
                       ---------   ---------        ---------   --------

        Total expenses    6,786       6,923           22,860     22,480
                       ---------   ---------        ---------   --------

     Net income         $37,380     $(6,922)         $21,306    $ 7,528
                       =========   =========        =========   ========






See notes to financial statements














                                          4


                   FUND AMERICA INVESTORS CORPORATION II
                         Statements of Cash Flows
                                 (Unaudited)

                                                      Six months ended
                                                          June 30,
                                                 --------------------------
                                                    2002            2001
                                                 ----------      ----------
  Operating activities:
     Net income                                   $ 21,306        $  7,528
   Adjustments to reconcile net income to
   net cash from operating activities:
       Changes in operating assets
       and liabilities:
         Accounts payable                                -          14,583
         Prepaid expenses                           (1,946)            195
                                                 ----------      ----------

  Net cash provided by operating activities:        19,360          22,306


  Financing activities:
     Capital contributions                          16,000           2,500
     Shareholder distributions                           -         (25,000)
                                                 ----------      ----------
  Net cash provided by/(used in)
    financing activities:                           16,000         (22,500)
                                                 ----------      ----------

  Net increase/(decrease) in cash
     and cash equivalents                           35,360            (194)

  Cash and cash equivalents
     at beginning of year                            5,071             797
                                                 ----------      ----------

  Cash and cash equivalents at end of year        $ 40,431        $    603
                                                 ==========      ==========







  See notes to financial statements







                                         5
                     FUND AMERICA INVESTORS CORPORATION II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                    Three months ended June 30, 2002 and 2001

1.  Basis of Presentation
    ---------------------
Organization
------------------
     Fund America Investors Corporation II (the "Company") was incorporated in the State of Delaware on December 14, 1992 as a limited purpose finance corporation. The Company was established to engage in the issuance and administration of Collateralized Mortgage Obligations (the "Bonds") and Asset-Backed Certificates(the "Certificates", and together with the Bonds, the "Securities"). The Securities are issued in one or more series, from time to time, by the Company in accordance with the provisions in the prospectus and series-related prospectus supplement of the Company's latest effective registration statement.

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

     On January 1, 2002, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. No Securities were issued during the six months ended June 30, 2002. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of June 30, 2002, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.
                                         6

2.  Unaudited Financial Statements
    ------------------------------

     In the opinion of management, the accompanying unaudited financial Statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the periods ended June 30, 2002 and 2001. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Liquidity and Capital Resources
-----------------------------------------------

     The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will not adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding has and will continue to be provided by the sole shareholder to cover operating costs on a monthly basis until the Company generates sufficient revenue. The funding source for any additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.

Results of Operations
----------------------

     The Company operates on relatively fixed general and administrative costs which have not substantially changed from comparable periods in prior years. Typically, periodical fluctuations in net income are directly related to Activity from the issuance of Securities. Under normal circumstances, periods reporting net income are the direct result of issuance fees earned by the Company, and periods reporting a net loss, no issuance fees were earned. For the three-months ended June 30, 2002, the Company reported net income of $37,380 and a net loss of $6,922 for the three months ended June 30, 2001. The difference in the two reporting periods was a result of call option fees received in the amount of $44,166 when the call rights to Fund America Investors Corporation II, Series 1993-J were sold during the three months ended June 30, 2002. The remaining income and expense items for June 30, 2002 are comparable to the three-months ended June 30, 2002.

     The six-month period ended June 30, 2002 reported net income of $21,306 as compared to the six-months ended June 30, 2001, which reported a net income of $7,528. The income reported on June 30, 2001 was the result of call option income received in the amount of $30,000 when the call rights to Fund America Investors Corporation II 1993-E were sold, as compared to the same six months in 2002 where call option income was $44,166.

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

                                SIGNATURES
                              --------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FUND AMERICA INVESTORS CORPORATION II
                                    (Registrant)


Date:  August 14, 2002                      By:  /s/ Helen M. Dickens
      --------------------                     ------------------------------
                                                 Helen M. Dickens
                                                 Vice President and Secretary
                                                 (Duly authorized and
                                                 Principal Financial Officer