Form 10-Q
period 2002-09-30
FUND AMERICA INVESTORS CORP II
filed 2002-11-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                         FORM 10-Q


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                          OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                           Commission File Nos.:  033-73748
                                                  ---------

                         FUND AMERICA INVESTORS CORPORATION II
                         -------------------------------------
                 (Exact name of registrant as specified in its charter)

     Delaware                                                84-1218906
     --------                                                ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                        identification number)


      6400 S. Fiddler's Green Circle, Suite 1200B, Englewood, Colorado 80111
      ----------------------------------------------------------------------
                       (Address of principal executive offices)

         Registrant's telephone number including area code: (303) 290-6025
                                                            --------------



Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2002- 349,000 shares













                      FUND AMERICA INVESTORS CORPORATION II
                                FORM 10-Q FOR THE
                       NINE MONTHS ENDED SEPTEMBER 30, 2002


                                    INDEX
                                    -----



PART I.  FINANCIAL INFORMATION                                       PAGE NO.
------------------------------                                       --------

Item 1.     Financial Statements                                        3

Item 2.     Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                                   7

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                           7

Item 4.     Controls and Procedures                                     8




PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                           9

Item 2.     Changes in Securities                                       9

Item 3.     Defaults upon Senior Securities                             9

Item 4.     Submission of Matters to a Vote
            of Security Holders                                         9

Item 5.     Other Information                                           9

Item 6.     Exhibits and Reports                                        9

SIGNATURES                                                             10

CERTIFICATIONS                                                         11

                           PART I.  FINANCIAL INFORMATION
                           ------------------------------

Item 1.  Financial Statements
-----------------------------

                        FUND AMERICA INVESTORS CORPORATION II
                                   Balance Sheets


                                           (Unaudited)
                                          September 30,           December 31,
                                              2002                    2001
                                          -------------           ------------

Assets
     Cash and cash equivalents             $    33,494             $    5,071
     Deferred offering costs, net              256,361                256,361
     Prepaid expenses                            2,150                    204
                                           -----------             ----------
     Total assets                          $   292,005             $  261,636
                                           -----------             ----------




Liabilities - accounts payable             $       214             $        -
                                           -----------             ----------

Commitments and Contingencies                        -                      -

Shareholder's equity

     Common stock, par value $.01 per share;
        1,000,000 shares authorized; 349,000
        shares issued and outstanding            3,490                  3,490
     Additional paid-in capital                504,010                488,010
     Shareholder distributions              (1,874,798)             (1,874,798)
     Retained earnings                       1,659,089              1,644,934
                                           -----------             ----------
     Total shareholder's equity                291,791                261,636
                                           -----------             ----------
     Total liabilities and
     shareholder's equity                  $   292,005             $  261,636
                                           ===========             ==========




See notes to financial statements

                        FUND AMERICA INVESTORS CORPORATION II
                              Statements of Operations
                                     (Unaudited)


                           Three months ended            Nine months ended
                              September 30,                 September 30,
                          --------------------          -------------------
                            2002        2001              2002       2001
                           ------      ------            ------     ------

Revenue

     Other bond income    $     -     $     -           $44,166    $30,000
     Interest                   -           -                 -          8
                          -------     -------           -------    -------

Total revenue                   -           -            44,166     30,008
                          -------     -------           -------    -------

Expenses
     General and
     administrative         1,151       3,119            12,011     13,599
     Management fees        6,000       6,000            18,000     18,000
                          -------     -------           -------    -------
        Total expenses      7,151       9,119            30,011     31,599
                          -------     -------           -------    -------

Net (loss)/income         $(7,151)    $(9,119)          $14,155    $(1,591)
                          =======     =======           =======    =======





See notes to financial statements

                          FUND AMERICA INVESTORS CORPORATION II
                                Statements of Cash Flows
                                      (Unaudited)


                                                   Nine months ended
                                                      September 30,
                                                  --------------------
                                                   2002          2001
                                                  ------        ------

Operating activities:
     Net (loss)/income                          $ 14,155      $ (1,591)
Adjustments to reconcile net(loss)/income
  to net cash from operating activities:
     Changes in operating assets
     and liabilities:
        Accounts payable                             214         6,055
        Prepaid expenses                          (1,946)          195
                                                --------       -------
Net cash provided by operating activities:        12,423         4,659




Financing activities:
     Capital contributions                        16,000         20,000
     Shareholder distributions                         -        (25,000)
                                                --------       --------
Net cash provided by/(used in)
  financing activities:                           16,000         (5,000)
                                                --------       --------

Net increase/(decrease) in cash
  and cash equivalents                            28,423           (341)

Cash and cash equivalents
  at beginning of year                             5,071            797
                                                --------       --------
Cash and cash equivalents
  at end of period                              $ 33,494       $    456
                                                ========       ========





See notes to financial statements

                         FUND AMERICA INVESTORS CORPORATION II
                             NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)
                     Nine months ended September 30, 2002 and 2001


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

     The Securities of each series can be issued directly by the Company, but typically the Company forms a separate trust to act as the issuer solely for the purpose of issuing a series of Securities. A series of Securities that consist of Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. A series of Securities that consist of Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificateholders within each series of Securities is produced from the related trust property. The trust property is generally comprised of mortgage loans and/or mortgage -related assets as described in each of the series' related prospectus supplements.

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

     On January 1, 2002, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. No Securities were issued during the nine months ended September 30, 2002. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of September 30, 2002, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2.  Unaudited Financial Statements
-----------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the periods ended September 30, 2002 and 2001. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's latest report on Form 10-K for the year ended December 31, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

     The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will not adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding has and will continue to be provided by the sole shareholder to cover operating costs on a monthly basis or until the Company generates sufficient revenue. The funding source for any additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.

Results of Operations
---------------------

     The Company operates on relatively fixed general and administrative costs which have not substantially changed from comparable periods in prior years. Typically, periodical fluctuations in net income are directly related to activity from the issuance of Securities. Under normal circumstances, periods reporting net income are the direct result of issuance fees earned by the Company, and periods reporting a net loss, no issuance fees were earned. For the three-months ended September 30, 2002, the Company reported net loss of $7,151 and a net loss of $9,119 for the three months ended September 30, 2001. The difference in the two reporting periods was a result of additional costs for an amendment that was never filed. The remaining income and expense items for September 30, 2002 are comparable to the three-months ended September 30, 2002.

     The nine-month period ended September 30, 2002 reported a net income of $14,155 as compared to the nine-months ended September 30, 2001, which reported a net loss of $1,591. The primary difference between the two reporting periods was the result of the Company having revenue in 2001 in the form of call option income in the amount of $30,000 when the call rights to Fund America Investors Corporation II 1993-E were sold, as compared to the same nine months in 2002 when call option income of $44,166 was earned on the sale of the call rights to Fund America Investors Corporation II Series 1993-J. Other items of income and expense were comparable between the two reporting periods, except for some additional costs incurred in 2001 relating to an amendment that was never filed.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         -----------------------------------------------------------

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

     Disclosures required in this Item 3 are intended to clarify a registrant's exposures to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments. The purpose of this section is to disclose the material effects on earnings, fair values, and cash flows that are inherent to potential market risk exposure. Potential market risk associated with Securities issued under the Company's registration statement will not have a material effect on the Company's earnings or cash flow since the Securities do not represent an interest in or an obligation of the Company. In addition, the Company has no public common equity; all common stock of the Company is held by one shareholder. Therefore, material effects of potential market risk exposure on Securities issued from the Company will not have any significant impact on the Company.


Item 4.  Controls and Procedures
         -----------------------

     The Company is not required to disclose the information required by
Item 307 Controls and Procedures because the Company meets the definition of a registrant that is an Asset-Backed Issuer as defined in Section 240.15d-14(g).

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




                                         FUND AMERICA INVESTORS CORPORATION II
                                         -------------------------------------
                                         (Registrant)


Date:     November 14, 2002                  By:  /s/  Helen M. Dickens
---------------------------                      ----------------------
                                                  Helen M. Dickens
                                                  Vice President and Secretary
                                                  (Duly authorized and
                                                  Principal Financial Officer)

                                  CERTIFICATIONS
I, Steven B. Chotin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fund America Investors Corporation II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002

 /s/ Steven B. Chotin
---------------------------
Steven B. Chotin
Chairman and Chief Executive Officer

 I, Helen M. Dickens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fund America Investors Corporation II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002

 /s/ Helen M. Dickens
--------------------------
Helen M. Dickens
Chief Financial Officer