Form 10-K
period 2002-12-31
FUND AMERICA INVESTORS CORP II
filed 2003-03-31
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549
                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
        _______________



                            Commission File No.:  33-73748
                                                 ----------

                         FUND AMERICA INVESTORS CORPORATION II
                         -------------------------------------

                 (Exact name of registrant as specified in its charter)

            Delaware                                       84-1218906
     -----------------------                          --------------------
(State or other jurisdiction of                  (I.R.S. Employer identification
 incorporation or organization)                              number)



      6400 S. Fiddler's Green Circle, Suite 1200B, Englewood, Colorado  80111
      -----------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number including area code:  (303) 290-6025
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

Indicate by check mark whether the registrant is an accelerated filer.
   [ ] Yes    [X] No

State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 2002: $0.00.

The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 28, 2003 was 349,000 shares.

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

On January 1, 2002, the Company had a total of $561 million registered and
unissued Securities on its Registration Statement No. 333-33823.   During the
year ended December 31, 2002, no Securities were issued. From inception to date, the Company has issued nineteen series of Securities which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.


The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of December 31, 2002, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly has elected to file unaudited financial statements contained herein for the current year-end, December 31, 2002.



ITEM 2.       PROPERTIES      The Company has no material physical properties.


ITEM 3.       LEGAL PROCEEDINGS     None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 2002.




PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.




ITEM 6.       SELECTED FINANCIAL DATA


                                    Year Ended December 31,
                      ----------------------------------------------------
                      Unaudited
                        2002        2001       2000      1999       1998
                      --------    --------   --------  --------   --------

Income Statement Data:


Revenue               $ 44,192     $ 30,008   $ 94,956  $201,155   $370,890

Net(loss)income       $  7,731     $ (8,072)  $ 51,682  $160,561   $196,084

Net(loss)income per
 Share of common stock    (1)	          (1)       (1)      (1)        (1)

Balance Sheet Data:

Total assets          $285,367     $261,636   $257,353  $270,526   $475,180

Shareholder's
  Equity              $258,367     $261,636   $257,208  $270,526   $474,965


(1) Not presented, as all shares of common stock are held by a sole shareholder.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.        General

As of December 31, 2002, the Company has issued nineteen series of registered Pass-Through Securities aggregating $2,439,812,829 in initial amount for all the issuances. Nine series of Bonds remain outstanding on December 31, 2002. The following list consists of the outstanding series shown with the initial issuance amounts.



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

1994-A      $ 44,599,100      Trust consisting primarily of adjustable rate one-
                              to four-family, first lien mortgage loans

1997-NMC1   $121,765,000      Trust assets consisting primarily of adjustable
                              rate mortgage loans that are secured by first lien mortgages on one- to four-family residential property

1998-A      $ 60,373,853      Trust consisting primarily of one Pooled Fannie
                              Mae Certificate, two Pooled Freddie Mac
                              Certificates and one Pooled Non-Agency
                              Certificate

1998-B      $ 50,703,106      Trust consisting primarily of three Pooled Fannie
                              Mae Certificates, one Pooled Ginnie Mae Certi-ficate, two Pooled Freddie Mac Certificates and one Pooled Non-Agency Certificate

1998-NMC1   $236,526,000      Trust assets consisting primarily of adjustable
                              rate mortgage loans that are secured by first lien mortgages on one- to four-family residential properties

2000-1      $  3,216,000     Trust consisting primarily of Federal National
                             Mortgage Association and Federal Home Loan Mortgage
                             Corporation Securities




2.      Liquidity and Capital Resources

The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will adequately fund overhead costs over the next twelve months. Capital funding has and will continue to be provided by the sole shareholder to cover any additional unanticipated costs on a monthly basis until the Company generates sufficient revenue. The funding source for additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.


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

The Company reported net income for the year ended December 31, 2002 of $7,731 compared to net loss of $8,072 for the year ended December 31, 2001 and net income of $51,682 for the year ended December 31, 2000. The Company reported a net income for the year ended December 31, 2002 versus a net loss for the year ended December 31, 2001 because the call option income in the amount of $44,166 earned on the sale of the call rights to Fund America Investors Corporation II Series 1993-J in 2002 exceeded normal operating expenses. In 2001, normal operating expenses exceeded the call option income in the amount of $30,000 received on the sale of Fund America Investors Corporation II, Series 1993-E call rights. The income reported for December 31, 2000 was the result of net issuance fees earned of $69,895 and call option income of $18,000 received when the call rights on Fund America Investors Corporation II, Series 1993-H were sold. Other variables affecting comparable results of operations are typically the number of securitizations completed and/or impairments of assets.


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








ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                 FUND AMERICA INVESTORS CORPORATION II
                           Balance Sheets

                                                 December 31,
                                          --------------------------
                                          Unaudited
                                             2002            2001
                                          ---------       ---------

Assets
  Cash and cash equivalents               $  28,796       $   5,071
      Deferred offering costs, net          256,361         256,361
      Prepaid expenses                          210             204
                                          ---------       ---------
Total assets                              $ 285,367       $ 261,636
                                          =========       =========


Liabilities - accounts payable            $       -       $       -


Commitments and Contingencies

Shareholder's equity
     Common stock, par value $.01
       per share; 1,000,000 shares
       authorized; 349,000 shares
       issued and outstanding                 3,490           3,490
     Additional paid-in capital             504,010         488,010
     Shareholder distributions           (1,874,798)     (1,874,798)
     Retained earnings                    1,652,665       1,644,934
                                          ---------       ---------
Total shareholder's equity                  285,367         261,636
                                          ---------       ---------

Total liabilities and
    shareholder's equity                  $ 285,367       $ 261,636
                                          =========       =========



See notes to financial statements












                        FUND AMERICA INVESTORS CORPORATION II
                              Statements of Operations





                                               Year Ended December 31,
                                          ---------------------------------
                                          Unaudited
                                             2002        2001        2000
                                          ---------   ---------   ---------
Revenue
      Other bond income                   $  44,166   $  30,000   $  18,000
      Issuance fees                               -           -      76,253
      Interest                                   26           8         703
                                          ---------   ---------   ---------
Total revenue                                44,192      30,008      94,956
                                          ---------   ---------   ---------


Expenses
      Amortization of deferred
          offering costs                          -           -       1,253
      General and administrative             12,461      14,080      18,021
      Management fees                        24,000      24,000      24,000
                                          ---------   ---------   ---------
Total expenses                               36,461      38,080      43,274
                                          ---------   ---------   ---------

      Net income(loss)                    $   7,731   $  (8,072)  $  51,682
                                          =========   =========   =========



See notes to financial statements






                        FUND AMERICA INVESTORS CORPORATION II
                        Statements of Shareholder's Equity
                    Years Ended December 31, 2002, 2001 and 2000






                  Common Stock       Addi-      Share-
                 --------------     tional      holder
               Number of    Par     Paid in     Distrib-   Retained
                Shares     Value    Capital     utions     Earnings    Totals
               --------  --------  --------  ------------  ---------- ---------

Balances at
   January
     1, 2000    349,000   $3,490   $445,510  $(1,779,798)  $1,601,324  $270,526
Shareholder
   distribution       -        -          -      (70,000)           -   (70,000)
Capital
   contribution       -        -      5,000            -            -     5,000
Net income            -        -          -            -       51,682    51,682
                -------   ------   --------   ----------   ----------  --------
Balances at
   December
     31, 2000   349,000    3,490    450,510   (1,849,798)   1,653,006   257,208
Shareholder
   distribution       -        -          -      (25,000)           -   (25,000)
Capital
   contribution       -        -     37,500            -            -    37,500
Net loss              -        -          -            -       (8,072)   (8,072)
                -------   ------   --------   ----------    ---------  --------
Balances at
   December
     31, 2001   349,000   3,490     488,010   (1,874,798)   1,644,934   261,636
Capital
   contribution       -       -      16,000            -            -    16,000
Net income            -       -           -            -        7,731     7,731
                -------  ------    --------   ----------   ----------  --------
Unaudited
Balances at
   December
     31, 2002   349,000  $3,490    $504,010  $(1,874,798)  $1,652,665  $285,367
                =======  ======    ========   ==========   ==========  ========



See notes to financial statements














                       FUND AMERICA INVESTORS CORPORATION II
                             Statements of Cash Flows


                                             Year Ended December 31,
                                   --------------------------------------------
                                   Unaudited
                                      2002            2001              2000
                                   ----------      ----------        ----------
Operating activities:
       Net income(loss)             $   7,731       $  (8,072)        $  51,682
Adjustments to reconcile net
       income(loss) to
Net cash provided by(used in)
       operating activities:
    Amortization of
       deferred offering costs              -               -             1,253
Changes in operating
       assets and liabilities:
    Accounts payable                        -            (145)              145
    Prepaid expenses                       (6)             (9)               (8)
                                    ---------       ---------         ---------
Net cash provided by(used in
    operating activities:               7,725          (8,226)           53,072


Investing activities:
    Additions to deferred
       offering costs                       -               -            (2,788)


Financing activities:
    Capital contributions              16,000          37,500             5,000
    Shareholder distributions               -         (25,000)          (70,000)
                                    ---------       ---------         ---------
Net cash provided by(used in)
    financing activities:              16,000          12,500           (65,000)
                                    ---------       ---------         ---------

Net increase(decrease)in cash
    and cash equivalents               23,725           4,274           (14,716)

Cash and cash equivalents
    at beginning of year                5,071             797            15,513
                                    ---------       ---------         ---------
Cash and cash equivalents
    at end of year                  $  28,796       $   5,071         $     797



See notes to financial statements












                   FUND AMERICA INVESTORS CORPORATION II
                      Notes to Financial Statements
         For the Years Ended December 31, 2002 unaudited, 2001 and 2000


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

The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will adequately fund overhead costs over the next twelve months. Capital funding has and will continue to be provided by the sole shareholder to cover additional unanticipated costs on a monthly basis until the Company generates sufficient revenue. The funding source for additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.

Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly has elected to file unaudited financial statements contained herein for the current year-end, December 31, 2002.



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



Note 2.   Summary of Significant Accounting Policies      (continued)

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

Certain reclassifications have been made in the 2000 financial statements to conform to the classifications used in 2001. These reclassifications had no effect on the Company's financial position or net income.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets. As of December 31, 2002 and 2001, management determined that there was no impairment of the Company's long-lived assets.

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

The sole shareholder of the Company is also the sole shareholder, Chief Executive Officer and Director of The Chotin Group Corporation. On January 1, 1993, the Company entered into a Management Agreement with The Chotin Group Corporation (the "Facilities Manager"). This agreement remains in force until written termination of the agreement is presented by either party. As of December 31, 2002, no such notice of termination has been given or received by the Company. Under the terms of the agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The management fees paid during each of the three years ended December 31, 2002 were $24,000.


Note 5.       CMO Information


At December 31, 2002 and 2001, the outstanding principal balance of the issued Securities and the amount of publicly and privately issued securities were as follows:

                                   2002
------------------------------------------------------------------------
                     Total                Publicly             Privately
Series        Certificates                  Issued                Issued
----------    ------------            ------------           -----------
1993-A        $ 30,860,170            $ 28,130,101           $ 2,730,069
1993-B           6,436,653               3,829,549             2,607,104
1993-C          96,246,180              96,246,180                     -
1994-A           1,737,792               1,515,746               222,046
1997-NMC1        3,282,868               3,282,868                     -
1998-A           1,860,567               1,860,567                     -
1998-B          13,782,353              13,782,353                     -
1998-NMC1        8,365,851               8,365,851                     -
2000-1           2,866,420               2,716,820               149,600
              ------------            ------------           -----------
Total         $165,438,854            $159,730,035           $ 5,708,819
              ============            ============           ===========


                                  2001
------------------------------------------------------------------------
                     Total                Publicly             Privately
Series        Certificates                  Issued                Issued
---------     ------------            ------------           -----------
1993-A        $ 42,451,771            $ 39,428,564           $ 3,023,207
1993-B           7,899,830               4,986,472             2,913,358
1993-C         121,024,878             121,024,878                     -
1993-J           6,012,789               5,683,621               329,168
1994-A           2,396,262               2,091,653               304,609
1997-NMC1        6,925,270               6,925,270                     -
1998-A           6,238,859               6,238,859                     -
1998-B          34,174,347              34,174,347                     -
1998-NMC1       18,578,864              18,578,864                     -
2000-1           2,876,320               2,726,720               149,600
              ------------            ------------           -----------
Total         $248,579,190            $241,859,248           $ 6,719,942
              ============            ============           ===========







ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

                None


                         PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                Position                                            Age
-----------------   ----------------------------------------------     -----
Steven B. Chotin    Director, Chairman and Chief Executive Officer       55
M. Garrett Smith    Director                                             41
Helen M. Dickens    Director and President                               49
John L. Keane       Vice President                                       52
Annel Henderson     Treasurer                                            41
M. Sean Rowland     Vice President                                       37
Jennifer M. Land    Secretary                                            31

Steven B. Chotin, 55, has been a Director and the Chairman and Chief Executive Officer of the Company since its inception. Mr. Chotin has been Chief Executive Officer and sole shareholder of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994. Mr. Chotin may be deemed to be a "promoter" within the meaning of Rule 405 under the Securities Act of 1933, as amended (the "Act").

M. Garrett Smith, 41, joined Pitkin Fuel Corporation out of Dallas, Texas in January 2001 as it's Chief Financial Officer. Previously, Mr. Smith was Chief Financial Officer at Stonebridge Technologies. Prior to Stonebridge, Mr. Smith was Executive Vice President and Chief Financial Officer of Pioneer Natural Resources Company. He also served as a Senior Vice President of Corporate Acquisitions at Pioneer. Prior to joining Pioneer, Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

Helen M. Dickens, 49, has been a Director of the Company since 1995, Vice President and Secretary of the Company since 1989. Ms. Dickens is also President and Chief Operations Officer of The Chotin Group Corporation. Previously, Ms. Dickens held the position of Vice President along with Chief Operations Officer at The Chotin Group Corporation, positions she has held since 1989. Prior to joining The Chotin Group Corporation, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company. Ms. Dickens received a Bachelor of Science degree from Metropolitan State College with a Major in Accounting.

John L. Keane, 52, was appointed Vice President of the Company January 1, 2003. Mr. Keane has also been with The Chotin Group Corporation since 1994, where he has been the Executive Vice President since 2000. Prior to joining The Chotin Group in 1992 and 1993 Mr. Keane was the owner and President of JK Business Consulting, Inc., and from 1974 to 1992 he was employed by and a shareholder in the certified public accounting firm of Lehman, Butterwick and Company, P.C. Mr. Keane received a Bachelor of Science degree from Regis College (now University) with a Major in Accounting, and a Juris Doctor degree from the University of Denver College of Law.

Annel Henderson, 41, has been the Treasurer of the Company since 2001 and the Principal Accounting Officer since 1995, and previously held the position of Controller since 1992. Mrs. Henderson has been the Treasurer of The Chotin Group Corporation since 2001 and had previously been the Controller, a position held since 1992. Prior to 1992, she was Accounting Manager of Community Holdings Corporation. Mrs. Henderson received a Bachelor of Science degree from the University of Phoenix with a Major in Accounting.


M. Sean Rowland, 37, joined the Company as Vice President in January 2002. Mr. Rowland is also Vice President of Structured Finance for The Chotin Group Corporation, a position taken in January 2002. Prior to joining The Chotin Group, Mr. Rowland was with Stifel Nicholas & Co. and has worked in the fixed income trading market for over ten years, primarily focusing on mortgage-backed securities. He holds a Bachelor of Science degree in Economics from San Jose University.

Jennifer M. Land, 31, was appointed to Corporate Secretary of the Company in January 2003. Mrs. Land has also been employed with The Chotin Group Corporation since 1993 where she has been the Executive Administrative Assistant to the CEO. She was given the additional position of Director of Human Resources in December of 2000 and Corporate Secretary of The Chotin Group in January 2003.


Directors and Executive Officers are elected annually for a one-year term.




ITEM 11.    EXECUTIVE COMPENSATION

As of December 31, 2002, no executive officer had received any compensation exceeding $100,000.

The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company paid its outside director $1,800 annually for the years ended December 31, 2002 and 2001. The Company has revised the outside directors fees to $1,000 annually starting January 1,2003. No other officers or directors receive any compensation for their services.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                   Amount and
                                                   Nature Of
Title                                              Beneficial    Percent of
of Class   Name and Address of Beneficial Owner    Ownership(1)    Class
--------   ------------------------------------    -----------   ----------

Common     Steven B. Chotin                          349,000         100%
           6400 S. Fiddler's Green Circle
           Suite 1200
           Englewood, CO  80111

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



                                  PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K
( a )(1)       Financial Statements
               - Balance Sheets at December 31, 2002 (unaudited) and 2001
               - Statements of Operations for the Years Ended December 31,
                 2002 (unaudited), 2001 and 2000
- Statements of Shareholder's Equity for the Years Ended
                 December 31, 2002(unaudited), 2001 and 2000
- Statements of Cash Flows for the Years Ended December 31,
                 2002 (unaudited), 2001 and 2000
- Notes to Financial Statements for the Years Ended December
                  31, 2002 (unaudited), 2001 and 2000

( a )(2)       Financial Statement Schedules
               The financial statement schedules have been omitted because they are inapplicable.

( b )          Reports on Form 8-K
               None

( c )          Exhibits
               Exhibit 99.1 - CEO and CFO Certification of Annual Financial Statements


               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FUND AMERICA INVESTORS CORPORATION II
                                       (Registrant)


Date:    March 28, 2003                 By: /s/ Helen M. Dickens
      --------------------                 ----------------------------------
                                             Helen M. Dickens
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Steven B. Chotin   Director, Chairman, Chief Executive       March 28, 2003
--------------------   Officer (Principal Executive Officer)
Steven B. Chotin


/s/ Helen M. Dickens   Director, President
--------------------   (Principal Financial Officer)             March 28, 2003
Helen M. Dickens


/s/ Garrett Smith      Director                                  March 28, 2003
--------------------
Garrett Smith


/s/ John L. Keane      Vice President                            March 28, 2003
--------------------
John L. Keane


/s/ Annel Henderson    Treasurer (Principal Accounting Officer)  March 28, 2003
--------------------
Annel Henderson


/s/ M. Sean Rowland    Vice President                            March 28, 2003
--------------------
M. Sean Rowland


/s/ Jennifer M. Land   Secretary                                 March 28, 2003
--------------------
Jennifer M. Land



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

                                       FUND AMERICA INVESTORS CORPORATION II
                                       (Registrant)


Date:    March 28, 2003                 By:
      --------------------                 ----------------------------------
                                             Helen M. Dickens
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                       Director, Chairman, Chief Executive       March 28, 2003
--------------------   Officer (Principal Executive Officer)
Steven B. Chotin


                       Director, President
--------------------   (Principal Financial Officer)             March 28, 2003
Helen M. Dickens


                       Director                                  March 28, 2003
--------------------
Garrett Smith


                       Vice President                            March 28, 2003
--------------------
John L. Keane


                       Treasurer (Principal Accounting Officer)  March 28, 2003
--------------------
Annel Henderson


                       Vice President                            March 28, 2003
--------------------
M. Sean Rowland


                       Secretary                                 March 28, 2003
--------------------
Jennifer M. Land




CERTIFICATIONS
I, Steven B. Chotin, certify that:

1. I have reviewed this annual report on Form 10-K of Fund America Investors Corporation II;

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



Date:    March 28, 2003

 /s/ Steven B. Chotin
---------------------------
Steven B. Chotin
Chairman and Chief Executive Officer





 I, Helen M. Dickens, certify that:

1. I have reviewed this annual report on Form 10-K of Fund America Investors Corporation II;

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



Date:    March 28, 2003

 /s/ Helen M. Dickens
--------------------------
Helen M. Dickens
Chief Financial Officer