Form 10-Q
period 2003-03-31
FUND AMERICA INVESTORS CORP II
filed 2003-05-15
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________ to ________________


                       Commission File Nos.:  033-73748


                     FUND AMERICA INVESTORS CORPORATION II
                  -------------------------------------------
              (Exact name of registrant as specified in its charter)



          Delaware                                        84-1218906
      ---------------                                  ---------------
 (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                  identification number)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2003- 349,000 shares.




                      FUND AMERICA INVESTORS CORPORATION II
                               FORM 10-Q FOR THE
                       THREE MONTHS ENDED MARCH 31, 2003


                                      INDEX



PART I.  FINANCIAL INFORMATION                                     PAGE NO.
------------------------------                                     -------

Item 1.  Financial Statements                                         3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                                    6


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                            8

Item 2.  Changes in Securities                                        8

Item 3.  Defaults upon Senior Securities                              8

Item 4.  Submission of Matters to a Vote
         of Security Holders                                          8

Item 5.  Other Information                                            8

Item 6.  Exhibits and Reports                                         8

         SIGNATURES                                                   9

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                       FUND AMERICA INVESTORS CORPORATION II
                                  Balance Sheets
                                   (Unaudited)



                                           March 31,         December 31,
                                             2003               2002
                                         ------------        ------------

Assets
    Cash and cash equivalents             $   28,122          $   28,796
    Deferred offering costs, net             256,361             256,361
    Prepaid expenses                               -                 210
                                          ----------          ----------
Total assets                              $  284,483          $  285,367
                                          ==========          ==========


Liabilities - accounts payable            $      250          $        -
                                          ----------          ----------

Commitments and Contingencies

Shareholder's equity
  Common stock, par value $.01 per share;
    1,000,000 shares authorized; 349,000
    shares issued and outstanding              3,490               3,490
  Additional paid-in capital                 504,010             504,010
  Shareholder distributions               (1,874,798)         (1,874,798)
  Retained earnings                        1,651,531           1,652,665
                                          ----------          ----------
Total shareholder's equity                   284,233             285,367
                                          ----------          ----------

Total liabilities and
   shareholder's equity                   $  284,483          $  285,367
                                          ==========          ==========




See notes to financial statements

                     FUND AMERICA INVESTORS CORPORATION II
                            Statements of Operations
                                   (Unaudited)


                                         Three months ended
                                              March 31,
                                     ---------------------------
                                        2003             2002
                                     ----------       ----------

Revenue
     Interest                        $       35       $        -
                                     ----------       ----------
Total revenue                                35                -
                                     ----------       ----------


Expenses
     General and administrative           1,169           10,074
     Management fees                          -            6,000
                                     ----------       ----------
Total expenses                            1,169           16,074
                                     ----------       ----------

     Net loss                        $   (1,134)      $  (16,074)
                                     ==========       ==========




See notes to financial statements

                       FUND AMERICA INVESTORS CORPORATION II
                              Statements of Cash Flows
                                     (Unaudited)




                                                    Three months ended
                                                         March 31,
                                               ----------------------------
                                                   2003            2002
                                                ----------      ----------


Operating activities:
   Net loss                                     $   (1,134)     $  (16,074)
Adjustments to reconcile net loss to net
  cash from operating activities:
Changes in operating assets and liabilities:
      Accounts payable                                 250           1,050
      Prepaid expenses                                 210          (1,946)
                                                ----------      ----------
Net cash used in operating activities:                (674)        (16,970)



Financing activities:
      Capital contributions                              -          12,500
                                                ----------      ----------


Net decrease in cash and cash equivalents             (674)         (4,470)

Cash and cash equivalents at beginning of year      28,796           5,071
                                                ----------      ----------

Cash and cash equivalents at end of year        $   28,122      $      601
                                                ==========      ==========






See notes to financial statements

                        FUND AMERICA INVESTORS CORPORATION II
                            NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)
                     Three months ended March 31, 2003 and 2002

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

On January 1, 2002, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. During the first quarter of 2003 and the year ending December 31, 2002, no securities were issued. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of March 31, 2003, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2.  Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2003, and the results of its operations and cash flows for the periods ended March 31, 2003 and 2002.

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

The Company reported a net loss for the three months ended March 31, 2003 of $1,134 as compared to a net loss for the three months ended March 31, 2002 of $16,074. The company had no income in the first quarter ended March 31, 2003 and March 31, 2002. The primary difference in the results of operations between the two reporting periods is from a reduction in costs as discussed below.

For the years ended 1993 to 2002, the Company paid facilities management fees to The Chotin Group Corporation (the "Facilities Manager"), a related party, under a Management Agreement dated January 1, 1993. Under this agreement, a fixed monthly fee was paid to the Facilities Manager. Currently, the Company is in the process of reviewing the fee structure to determine if an income-based fee is more appropriate to the structure and nature of its business. Payment of fees under the January 1, 1993 Management Agreement have ceased until such determination. The management fees paid during the three months ended March 31, 2002 was $6000 as compared to $0 paid for the three months ended March 31, 2003.

Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly had elected to file unaudited financial statements for the year ended, December 31, 2002. Audit fees in the amount of $9,250 were paid during the first quarter of 2002 and since there was no audit performed for the year ended December 31, 2002 there were no audit fees paid in the first quarter of 2003.


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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         A.    Exhibits

               Exhibit 99.1 - CEO and CFO Certification of Quarterly Financial Statements

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



                                 FUND AMERICA INVESTORS CORPORATION II
                                 -------------------------------------
                                 (Registrant)


Date:   May 15, 2003             By: /s/ Helen M. Dickens
                                    ----------------------------------
                                    Helen M. Dickens
                                    President
                                   (Duly authorized and
                                    Principal Financial Officer)