Form 10-Q
period 2003-06-30
FUND AMERICA INVESTORS CORP II
filed 2003-08-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________ to ________________


                       Commission File Nos.:  033-73748


                    FUND AMERICA INVESTORS CORPORATION II
                    -------------------------------------
           (Exact name of registrant as specified in its charter)


            Delaware                                        84-1218906
   -------------------------                            ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2003- 349,000 shares





                        FUND AMERICA INVESTORS CORPORATION II
                                 FORM 10-Q FOR THE
                          SIX MONTHS ENDED JUNE 30, 2003


                                       INDEX



PART I.   FINANCIAL INFORMATION                                    PAGE NO.
-------------------------------                                    --------

Item 1.     Financial Statements                                      3

Item 2.     Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                                 7


PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                         8

Item 2.     Changes in Securities                                     8

Item 3.     Defaults upon Senior Securities                           8

Item 4.     Submission of Matters to a Vote
            of Security Holders                                       8

Item 5.     Other Information                                         8

Item 6.     Exhibits and Reports                                      8

SIGNATURES                                                            9

                      PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                    FUND AMERICA INVESTORS CORPORATION II
                               Balance Sheets
                                 (Unaudited)



                                            June 30,        December 31,
                                              2003             2002
                                          ------------     -------------

      Assets
         Cash and cash equivalents        $    27,131       $    28,796
         Deferred offering costs, net         256,361           256,361
         Prepaid expenses                         500               210
                                          -----------       -----------
         Total assets                     $   283,992       $   285,367




      Liabilities - accounts payable      $       451       $         -


      Commitments and Contingencies                 -                 -


      Shareholder's equity
         Common stock, par value $.01
           per share;1,000,000 shares
           authorized; 349,000 shares
           issued and outstanding               3,490             3,490
         Additional paid-in capital           504,010           504,010
         Shareholder distributions         (1,874,798)       (1,874,798)
         Retained earnings                  1,650,839         1,652,665
                                          -----------       -----------
         Total shareholder's equity           283,541           285,367
                                          -----------       -----------
      Total liabilities and
         shareholder's equity             $   283,992       $   285,367
                                          ===========       ===========




See notes to financial statements

                         FUND AMERICA INVESTORS CORPORATION II
                               Statements of Operations
                                      (Unaudited)




                            Three months ended             Six months ended
                                 June 30,                      June 30,
                        --------------------------    -------------------------
                            2003          2002            2003          2002
                        ------------  ------------    ------------  -----------

    Revenue
      Interest            $     33      $       -       $     68      $      -
      Other bond income          -         44,166              -        44,166
                          --------      ---------       --------      --------
    Total revenue               33         44,166             68        44,166
                          --------      ---------       --------      --------

    Expenses
      General and
        Administrative         726            786          1,894        10,860
      Management fees            -          6,000              -        12,000
                          --------      ---------       --------      --------
    Total expenses             726          6,786          1,894        22,860
                          --------      ---------       --------      --------

    Net income            $   (693)     $  37,380       $ (1,826)     $ 21,306
                          ========      =========       ========      ========






See notes to financial statements

                             FUND AMERICA INVESTORS CORPORATION II
                                  Statements of Cash Flows
                                          (Unaudited)




                                                    Six months ended
                                                         June 30,
                                               --------------------------
                                                  2003            2002
                                               ----------      ----------

Operating activities:
    Net income                                 $   (1,826)     $   21,306

Adjustments to reconcile net income to
  net cash from operating activities:
     Changes in operating
       assets and liabilities:
          Accounts payable                            451               -
          Prepaid expenses                           (290)         (1,946)
                                               ----------      ----------
Net cash (used in)/provided by
   operating activities:                           (1,665)         19,360


Financing activities:
     Capital contributions                              -          16,000
                                               ----------      ----------
Net cash provided by
   financing activities:                                -          16,000
                                               ----------      ----------


Net (decrease)/increase in cash
   and cash equivalents:                           (1,665)         19,360

Cash and cash equivalents
   at beginning of year:                           28,796           5,071
                                               ----------      ----------

Cash and cash equivalents
   at end of year:                             $   27,131      $   24,431
                                               ==========      ==========




See notes to financial statements

                           FUND AMERICA INVESTORS CORPORATION II
                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)
                         Three months ended June 30, 2003 and 2002

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


     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of June 30,2003, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2.  Unaudited Financial Statements
----------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2003 and December 31, 2002, and the results of its operations and cash flows for the periods ended June 30, 2003 and 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
--------------------------------

     The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding has and will continue to be provided by the sole shareholder to cover operating costs on a monthly basis until the Company generates sufficient revenue. The funding source for any additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.


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


     For the three-months ended June 30, 2003, the Company reported net loss of $693 and a net income of $37,380 for the three months ended June 30, 2002. The difference in the two reporting periods was a result of call option fees received in the amount of $44,166 when the call rights to Fund America Investors Corporation II, Series 1993-J were sold during the three months ended June 30, 2003. The remaining difference was because of a drop in expenses during the first two quarters of 2003 discussed below.


     The six-month period ended June 30, 2003 reported net loss of $1,826 as compared to the six-months ended June 30, 2002, which reported a net income of $21,306. In the first six months of 2002 there were no issuance fees nor call option income earned, as compared to the same six months in 2002 where call option income was $44,166.


     For the years ended 1993 to 2002, the Company paid facilities management fees to The Chotin Group Corporation (the "Facilities Manager"), a related party, under a Management Agreement dated January 1, 1993. Under this agreement, a fixed monthly fee was paid to the Facilities Manager. The Company has adopted a new income-based fee structure that is more appropriate to the structure and nature of its business. Payment of fees under the January 1, 1993 Management Agreement ceased on December 31, 2002. The management fees paid during the six months ended June 30, 2002 was $12,000 as compared to $0 paid for the six months ended June 30, 2003.

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




                                   FUND AMERICA INVESTORS CORPORATION II
                                   -------------------------------------
                                   (Registrant)


Date:     August 14, 2003          By:    /s/ Helen M. Dickens
      ----------------------          ----------------------------------
                                       Helen M. Dickens
                                       President
                                      (Duly authorized and
                                       Principal Financial Officer)