Form 10-Q
period 2003-09-30
FUND AMERICA INVESTORS CORP II
filed 2003-11-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ________________ to ________________


                         Commission File Nos.:  033-73748


                      FUND AMERICA INVESTORS CORPORATION II
                    -----------------------------------------
               (Exact name of registrant as specified in its charter)


        Delaware                                             84-1218906
   ----------------                                       ----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2003- 349,000 shares







                        FUND AMERICA INVESTORS CORPORATION II
                                 FORM 10-Q FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30, 2003


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

                           PART I.  FINANCIAL INFORMATION
                           ------------------------------

Item 1.  Financial Statements
-----------------------------


                         FUND AMERICA INVESTORS CORPORATION II
                                   Balance Sheets


                                                (Unaudited)       (Unaudited)
                                               September 30,      December 31,
                                                   2003               2002
                                               -------------      ------------

Assets
    Cash and cash equivalents                    $      685        $   28,796
    Deferred offering costs, net                    256,361           256,361
    Prepaid expenses                                    250               210
                                                 ----------        ----------
Total assets                                     $  257,296        $  285,367
                                                 ==========        ==========



Liabilities - accounts payable                   $        -        $        -
                                                 ----------        ----------

Commitments and Contingencies                             -                 -


Shareholder's equity
    Common stock, par value $.01 per share;
      1,000,000 shares authorized; 349,000
      shares issued and outstanding                   3,490             3,490
    Additional paid-in capital                      504,010           504,010
    Shareholder distributions                    (1,918,298)       (1,874,798)
    Retained earnings                             1,668,094         1,652,665
                                                 ----------        ----------
Total shareholder's equity                          257,296           285,367
                                                 ----------        ----------

Total liabilities and shareholder's equity       $  257,296        $  285,367
                                                 ==========        ==========



See notes to financial statements

                        FUND AMERICA INVESTORS CORPORATION II
                              Statements of Operations
                                     (Unaudited)




                          Three months ended         Nine months ended
                             September 30,             September 30,
                         ---------------------     ----------------------
                           2003         2002          2003         2002
                         --------     --------     --------      --------

Revenue
   Other bond income     $ 25,000     $      -     $ 25,000      $ 44,166
   Interest                     5            -           73             -
                         --------     --------     --------      --------
Total revenue              25,005            -       25,073        44,166
                         --------     --------     --------      --------

Expenses
   Disposition fees         7,500            -        7,500             -
   General and
     Administrative           251        1,151        2,145        12,011
   Management fees              -        6,000            -        18,000
                         --------     --------     --------      --------
Total expenses              7,751        7,151        9,645        30,011
                         --------     --------     --------      --------

Net income/(loss)        $ 17,254     $ (7,151)    $ 15,428      $ 14,155
                         ========     ========     ========      ========




See notes to financial statements

	                   FUND AMERICA INVESTORS CORPORATION II
                               Statements of Cash Flows
                                      (Unaudited)


                                                       Nine months ended
                                                         September 30,
                                                     ---------------------
                                                       2003         2002
                                                     --------     --------

Operating activities:
     Net income/(loss)                               $ 15,428     $ 14,155
  Adjustments to reconcile net income/(loss)
    to net cash from operating activities:
      Changes in operating assets and liabilities:
         Accounts payable                                   -          214
         Prepaid expenses                                 (40)      (1,946)
                                                     --------     --------
Net cash provided by operating activities:             15,388       12,423


Financing activities:
      Capital contributions                                 -       16,000
      Shareholder distributions                       (43,500)           -
                                                     --------     --------
Net cash (used in)/provided by
     financing activities:                            (43,500)      16,000
                                                     --------     --------

Net (decrease)/increase in cash
     and cash equivalents                             (28,112)      28,423

Cash and cash equivalents at
     beginning of year                                 28,797        5,071
                                                     --------     --------
Cash and cash equivalents at
     end of period                                   $    685     $ 33,494





See notes to financial statements

                         FUND AMERICA INVESTORS CORPORATION II
                             NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)
                     Nine months ended September 30, 2003 and 2002

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

     On January 1, 2002, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. No Securities were issued during the nine months ended September 30, 2003 or during the previous year ending December 31, 2002. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of September 30, 2003, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2.  Unaudited Financial Statements
----------------------------------
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2003 and December 31, 2002, and the results of its operations and cash flows for the periods ended September 30, 2003 and 2002.

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

     Net income may fluctuate from period to period based on the use of the Company's registered and unissued Securities. The Company generally charges a flat fee on the issuance of a series of securities and a proportionate share of deferred costs associated with its registration statement.

     For the three-months ended September 30, 2003, the Company reported net income of $17,254 and a net loss of $7,151 for the three months ended September 30, 2002. The difference in income for the two reporting periods was a result of call option fees received in the amount of $25,000 when the call rights to Fund America Investors Corporation II, Series 1993-B were sold during the three months ended September 30, 2003 and no fees were earned during the same three-month period in 2002. The difference in expenses is because of a change in the Management Agreement between the Company and an affiliated company as explained below.

     The nine-month period ended September 30, 2003 reported a net income of $15,428 as compared to the nine-months ended September 30, 2002, which reported a net income of $14,155. The net income is comparable between the two reporting periods, however, a fluctuation in components of net income occurred. Call option income in 2003 was less than the income that was generated in 2002 due to the relative composition of the series from which the call right value was determined. Although income decreased from 2002 to 2003, net income remained comparable since expenses also decreased in 2003. The primary decrease in expense was from the restructure of management fees discussed below.

     For the years ended 1993 to 2002, the Company paid facilities management fees to The Chotin Group Corporation (the "Facilities Manager"), a related party, under a Management Agreement dated January 1, 1993. Under this agreement, a fixed monthly fee was paid to the Facilities Manager. The Company has adopted a new income-based fee structure that is more appropriate to the structure and nature of its business. Payment of fees under the January 1, 1993 Management Agreement ceased on December 31, 2002. The management fees paid during the nine months ended September 30, 2002 were $18,000 as compared to $0 paid for the nine months ended September 30, 2003. In the nine months ended September 30, 2003, under the new income-based fee structure, the Company paid fees to The Chotin Group Corporation in the amount of $7,500 based on income earned from the sale of the call rights to Fund America Investors Corporation II, Series 1993-B, while no income-based fees were paid in 2002 because the new agreement was not in place.

     Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly had elected to file unaudited financial statements for the year ended, December 31, 2002. Audit fees in the amount of $9,250 were paid during the first quarter of 2002 and since no audit was performed for the year ended December 31, 2002 no audit fees were paid in the first quarter of 2003.

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

     Securities issued by the Company are either debt securities or securities which evidence beneficial ownership interest in designated trusts established to facilitate the transfer of trust asset payments to the Bondholders who hold such debt securities or to the Certificateholders who hold such beneficial ownership interests. Assets securing payments to Bondholders or Certificateholders are pledged or sold to designated trusts and are not assets of the Company. Additionally, Bonds and Certificates issued by a trust formed by the Company do not represent an ownership interest in or an obligation of the Company.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

             Exhibit 31.1 -  Certification by the Chief Executive Officer
                             pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
             Exhibit 31.2 -  Certification by the Chief Financial Officer
                             pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
         B.  Form 8-K

             None.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FUND AMERICA INVESTORS CORPORATION II
                                   (Registrant)


Date:   November 14, 2003           By: /s/ Helen M. Dickens
      -------------------               --------------------------------
                                         Helen M. Dickens
                                         President
                                        (Duly authorized and
                                         Principal Financial Officer