Form 10-K
period 2003-12-31
FUND AMERICA INVESTORS CORP II
filed 2004-03-30
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549
                               FORM 10-K



[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or


[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________



                    Commission File No.:  33-73748


                 FUND AMERICA INVESTORS CORPORATION II
             --------------------------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 2003: $0.00.

The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 30, 2004 was 349,000 shares.


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

On January 1, 2003, the Company had a total of $561 million registered and
unissued Securities on its Registration Statement No. 333-33823.   No
Securities were issued, during the year ended December 31, 2003. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of December 31, 2003, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.

Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly has elected to file unaudited financial statements contained herein for the current year-end, December 31, 2003.



ITEM 2.   PROPERTIES     The Company has no material physical properties.



ITEM 3.   LEGAL PROCEEDINGS    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 2003.




                               PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.




ITEM 6.   SELECTED FINANCIAL DATA


                                      Year Ended December 31,
                          -----------------------------------------------
                         Unaudited  Unaudited
                            2003      2002      2001      2000      1999
                          --------  --------  --------  --------  --------

Income Statement Data:

Revenue	              $ 25,073  $ 44,192  $ 30,008  $ 94,956  $201,155

Net(loss)income           $ 14,069  $  7,731  $ (8,072) $ 51,682  $160,561

Net(loss)income per
 share of common stock          (1)       (1)       (1)       (1)       (1)

Balance Sheet Data:

Total assets              $257,046  $285,367  $261,636  $257,353  $270,526

Shareholder's equity      $255,936  $258,367  $261,636  $257,208  $270,526


(1) Not presented, as all shares of common stock are held by a sole shareholder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.   General

As of December 31, 2003, the Company has issued nineteen series of registered Pass-Through Securities aggregating $2,439,812,829 in initial amount for all the issuances. Seven series of Bonds remain outstanding on December 31, 2003. The following list consists of the outstanding series shown with the initial issuance amounts.



Series      Amount            Collateral
------      ------------      -----------------------------------------------

1993-A      $262,435,000      Trust consisting primarily of adjustable rate
                              one- to four-family, first lien mortgage loans

1993-C      $319,000,000      Trust consisting primarily of Federal National
                              Mortgage Association and Federal Home Loan
                              Mortgage Corporation Securities; private mortgage backed securities including certain residual interest securities; principal component of bonds issued by the Resolution
                              Funding Corporation

1994-A      $ 44,599,100      Trust consisting primarily of adjustable rate
                              one- to four-family, first lien mortgage loans

1998-A      $ 60,373,853      Trust consisting primarily of one Pooled Fannie
                              Mae Certificate, two Pooled Freddie Mac Certi-ficates and one Pooled Non-Agency Certificate

1998-B      $ 50,703,106      Trust consisting primarily of three Pooled
                              Fannie Mae Certificates, one Pooled Ginnie Mae
                              Certificate, two Pooled Freddie Mac Certi-ficates and one Pooled Non-Agency Certificate

1998-NMC1   $236,526,000      Trust assets consisting primarily of adjustable
                              rate mortgage loans that are secured by first lien mortgages on one- to four-family residential properties

2000-1      $  3,216,000      Trust consisting primarily of Federal National
                              Mortgage Association and Federal Home Loan
                              Mortgage Corporation Securities




2.    Liquidity and Capital Resources

The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will not adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding will continue to be provided by the sole shareholder to cover operating costs on a monthly basis or until the Company generates sufficient revenue. The funding source for any additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.

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

Net income may fluctuate from period to period based on the use of the Company's registered and unissued Securities and calls on outstanding issuances. The Company generally charges a flat fee on the issuance of a series of securities and a proportionate share of deferred costs associated with its registration statement.

The Company reported net income of $14,069 and $7,731 for the twelve-months ended December 31, 2003 and December 31, 2002 respectively, and the Company reported a net loss of $8,072 for the twelve-months ended December 31, 2001. Differences between the three years consist primarily of three main components of income and expense. First, the Company reported other bond income in all three years that consisted of call option fees earned. Call option income can fluctuate due to the relative composition of the series from which the call right value or income was determined. The call option income reported was $25,000, $44,166 and $30,000 for the years ended 2003, 2002, 2001, respectively. The second main difference between periods is the reduction in accounting fees reported under general and administrative expenses. As discussed below, the Company no longer has its financial statements audited as a result, expenses decreased by $9,250 from 2002 to 2003 due the reduction in accounting fees. The third main difference between the reporting years is a reduction in management fee expense of $16,500 for the 2003 year from 2002 and 2001 due to a restructure of management fees, discussed below.

Audited financial statements - Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly had elected to file unaudited financial statements for the years ended, December 31, 2003 and December 31, 2002. The Company paid audit fees of $0, $9,250, and $8,550 for the twelve months ended December 31, 2003, 2002 and 2001, respectively.


Management fees - For the years ended 1993 to 2002, the Company paid facilities management fees to The Chotin Group Corporation (the "Facilities Manager"), a related party, under a Management Agreement dated January 1, 1993. Under this agreement, a fixed monthly fee was paid to the Facilities Manager. The Company has adopted a new income-based fee structure that more appropriately matches the composition of its income as well as the structure of its business operations. Payment of fees under the January 1, 1993 Management Agreement ceased on December 31, 2002. The Company paid management fees of $7,500, $24,000 and $24,000 for the twelve months ended December 31, 2003, 2002 and 2001, respectively.


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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    FUND AMERICA INVESTORS CORPORATION II
                              Balance Sheets



                                                       December 31,
                                                ----------------------------
                                                Unaudited          Unaudited
                                                  2003               2002
                                                ---------          ---------


Assets
  Cash and cash equivalents                     $     466          $  28,796
  Deferred offering costs, net                    256,361            256,361
  Prepaid expenses                                    219                210
                                                ---------          ---------
Total assets                                    $ 257,046          $ 285,367
                                                =========          =========


Liabilities - accounts payable                  $   1,110          $       -
                                                ---------          ---------


Commitments and Contingencies                           -                  -


Shareholder's equity
  Common stock, par value $.01 per share;
    1,000,000 shares authorized; 349,000
    shares issued and outstanding                   3,490              3,490
  Additional paid-in capital                      504,010            504,010
  Shareholder distributions                    (1,904,229)        (1,874,798)
  Retained earnings                             1,652,665          1,652,665
                                                ---------          ---------
Total shareholder's equity                        255,936            285,367
                                                ---------          ---------
Total liabilities and
   shareholder's equity                         $ 257,046          $ 285,367
                                                =========          =========




See notes to financial statements

                      FUND AMERICA INVESTORS CORPORATION II
                             Statements of Operations




                                             Year Ended December 31,
                                    ------------------------------------------
                                    Unaudited       Unaudited
                                      2003            2002             2001
                                    ---------       ---------        ---------

Revenue
  Other bond income                 $  25,000       $  44,166        $  30,000
  Issuance fees                             -               -                -
  Interest                                 73              26                8
                                    ---------       ---------        ---------
     Total revenue                     25,073          44,192           30,008
                                    ---------       ---------        ---------


Expenses
  General and administrative            3,504          12,461           14,080
  Disposition fees                      7,500               -                -
  Management fees                           -          24,000           24,000
                                    ---------       ---------        ---------
     Total expenses                    11,004          36,461           38,080
                                    ---------       ---------        ---------

Net income(loss)                    $  14,069       $   7,731        $  (8,072)
                                    =========       =========        =========





See notes to financial statements



                            FUND AMERICA INVESTORS CORPORATION II
                              Statement of Shareholder's Equity
                         Years Ended December 31, 2003, 2002 and 2001





                 Common Stock      Addi-      Share-
               ------------------  tional     holder
               Number of    Par    Paid-in    Distri-    Retained
                Shares     Value   Capital    butions    Earnings    Totals
              ---------  -------  ---------   ---------  ---------  ---------


Balances at
  January 1,
     2001      349,000   $ 3,490  $450,510  $(1,849,798) $1,653,006 $ 257,208
Shareholder
  Distributions      -         -         -      (25,000)          -  (25,000)
Capital
  Contribution       -         -    37,500            -           -    37,500
Net income           -         -         -            -      (8,072)  (8,072)
              --------   -------  --------  -----------  ---------- ---------

Balances at
  December 31,
     2001      349,000     3,490   488,010   (1,874,798)  1,644,934   261,636
Shareholder
  Distributions      -         -         -            -           -         -
Capital
  Contribution       -         -    16,000            -           -    16,000
Net loss             -         -         -            -       7,731     7,731
              --------   -------  --------  -----------  ---------- ---------


Unaudited Balances at
  December 31,
     2002      349,000     3,490   504,010  (1,874,798)  1,652,665    285,367
Shareholder
  Distributions      -         -         -     (43,500)          -   (43,500)
Capital
  Contribution       -         -         -           -           -          -
Net income           -         -         -           -      14,069     14,069
              --------   -------  -------- -----------  ----------  ---------


Unaudited Balances at
  December 31,
     2003      349,000   $ 3,490  $504,010 $(1,918,298) $1,666,734  $ 255,936
              ========   =======  ======== ===========  ==========  =========



See notes to financial statements

                      FUND AMERICA INVESTORS CORPORATION II
                           Statements of Cash Flows


                                              Year Ended December 31,
                                       -----------------------------------
                                       Unaudited    Unaudited
                                         2003         2002          2001
                                       --------     --------      --------


Operating activities:
Net income(loss)                       $ 14,069     $  7,731      $ (8,072)
Adjustments to reconcile
   net income(loss) to net cash provided
   by(used in)operating activities:
   Changes in operating
       assets and liabilities:
     Accounts payable                     1,110            -          (145)
     Prepaid expenses                        (9)          (6)           (9)
                                       --------     --------      --------
Net cash provided by(used in)
     operating activities:               15,170        7,725        (8,226)


Financing activities:
   Capital contributions                      -       16,000        37,500
   Shareholder distributions            (43,500)           -       (25,000)
                                       --------     --------      --------
Net cash (used in)provided by
   financing activities:                (43,500)      16,000        12,500
                                       --------     --------      --------


Net increase(decrease) in cash
   and cash equivalents                 (28,330)      23,725         4,274

Cash and cash equivalents
   at beginning of year                  28,796        5,071           797
                                       --------     --------      --------
Cash and cash equivalents
   at end of year                      $    466     $ 28,796      $  5,071
                                       ========     ========      ========



See notes to financial statements

                    FUND AMERICA INVESTORS CORPORATION II
                        Notes to Financial Statements
               For the Years Ended December 31, 2003 unaudited,
                           2002 unaudited and 2001


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

The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will not adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding will continue to be provided by the sole shareholder to cover operating costs on a monthly basis or until the Company generates sufficient revenue. The funding source for any additional capital costs relating to the registration of securities will be determined when the funding is required and will depend on the cash position at that time.

Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly has elected to file unaudited financial statements contained herein for the current year-end, December 31, 2003.



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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets. As of December 31, 2003 and 2002, management determined that there was no impairment of the Company's long-lived assets.

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

The sole shareholder of the Company is also the sole shareholder, Chief Executive Office and Director of The Chotin Group Corporation. On January 1, 1993, the Company entered into a Management Agreement with The Chotin Group Corporation (the "Facilities Manager"). This agreement was terminated on December 31, 2002 and was replaced by a subsequent Management Agreement that changed the terms of fee provisions. Under the terms of both agreements, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The management fees paid were $7,500, $24,000 and $24,000 for the twelve months ended December 31, 2003, 2002 and 2001, respectively.


Note 5.    CMO Information

At December 31, 2003 and 2002, the outstanding principal balance of the issued Securities and the amount of publicly and privately issued securities were as follows:



                             2003
---------------------------------------------------------------
                     Total           Publicly        Privately
Series          Certificates          Issued           Issued
---------      -------------     -------------     ------------
1993-A         $  22,150,769     $  19,420,700     $  2,730,069
1993-C           102,000,000       102,000,000                -
1994-A             1,374,220         1,197,924          176,296
1998-A               365,525           365,525                -
1998-B             3,862,457         3,862,457                -
1998-NMC1          2,744,184         2,744,184                -
2000-1             2,856,666         2,707,066          149,600
               -------------     -------------     ------------
Total          $ 135,353,821     $ 132,297,856     $  3,055,965
               =============     =============     ============


                            2002
---------------------------------------------------------------
                     Total           Publicly        Privately
Series          Certificates          Issued           Issued
---------      -------------     -------------     ------------
1993-A         $  30,860,170     $  28,130,101     $  2,730,069
1993-B             6,436,653         3,829,549        2,607,104
1993-C           102,000,000       102,000,000                -
1994-A             1,737,792         1,515,746          222,046
1997-NMC1          3,282,868         3,282,868                -
1998-A             1,860,567         1,860,567                -
1998-B            13,782,353        13,782,353                -
1998-NMC1          8,365,851         8,365,851                -
2000-1             2,866,420         2,716,820          149,600
               -------------     -------------     ------------
Total          $ 171,192,674     $ 165,483,855     $  5,708,819
               =============     =============     ============

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None


ITEM 9A.    CONTROLS AND PROCEDURES

Pursuant to the Securities and Exchange Commission in regards to the Sarbanes-Oxley Act Section 404, the Company is considered a "non-accelerated filer" and does not have to comply with the management report on internal controls until its first fiscal year ending on or after July 15, 2005.

                              PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



Name                    Position                         Age
-------------------     ---------------------------     -----

Steven B. Chotin        Director, Chairman and
                        Chief Executive Officer           56
M. Garrett Smith        Director                          42
Helen M. Dickens        Director and President            50
Annel Henderson         Treasurer                         42
Zachary H. Pashel       Vice President                    31
M. Sean Rowland         Vice President                    38
Michael W. Shepherd     Vice President                    34
Jennifer M. Land        Secretary                         32



Steven B. Chotin, 56, has been a Director and the Chairman and Chief Executive Officer of the Company since its inception. Mr. Chotin has been Chief Executive Officer and sole shareholder of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994.

M. Garrett Smith, 42, joined Pitkin Fuel Corporation out of Dallas, Texas in January 2001 as it's Chief Financial Officer. Previously, Mr. Smith was Chief Financial Officer at Stonebridge Technologies. Prior to Stonebridge, Mr. Smith was Executive Vice President and Chief Financial Officer of Pioneer Natural Resources Company. He also served as a Senior Vice President of Corporate Acquisitions at Pioneer. Prior to joining Pioneer, Mr. Smith was a partner with BTC Partners, a financial consultant to MESA, Inc.

Helen M. Dickens, 50, has been a Director of the Company since 1995, Vice President and Secretary of the Company since 1989. Ms. Dickens is also President of The Chotin Group Corporation. Previously, Ms. Dickens held the position of Vice President along with Chief Operations Officer at The Chotin Group Corporation. Prior to joining The Chotin Group Corporation IN 1989, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company. Ms. Dickens received a Bachelor of Science degree from Metropolitan State College with a Major in Accounting.

Annel Henderson, 42, has been the Treasurer of the Company since 2001 and the Principal Accounting Officer since 1995, and previously held the position of Controller since 1992. Mrs. Henderson has been the Treasurer of The Chotin Group Corporation since 2001. Prior to joining The Chotin Group Corporation in December of 1991, she was Accounting Manager of Community Holdings Corporation. Mrs. Henderson received a Bachelor of Science degree from the University of Phoenix with a Major in Accounting.

Zachary H Pashel, 31, was appointed Vice President as of January 1, 2004. Mr. Pashel is also Vice President of The Chotin Group. Prior to joining The Chotin Group in 2004, Mr. Pashel's employment included Deson Ventures and Greyrock Capital Partners, both groups specializing in middle market private
equity and M&A advisory services.   Mr. Pashel also owned and operated
numerous companies in the real estate and aviation industries. Mr. Pashel concentrated on English Literature at Brandeis University.

M. Sean Rowland, 38, joined the Company as Vice President in January 2002. Mr. Rowland is also Vice President of Structured Finance for The Chotin Group Corporation, a position taken in January 2002. Prior to joining The Chotin Group, Mr. Rowland was with Stifel Nicholas & Co. and has worked in the fixed income trading market for over ten years, primarily focusing on mortgage-backed securities. He holds a Bachelor of Science degree in Economics from San Jose University.

Michael W. Shepherd, 34, became Vice President of the company in 2003. He joined The Chotin Group Corporation as the Company's General Counsel and Vice President in June of 2003. Prior to that he was a member of the corporate and securities group at the law firm of Hogan & Hartson, LLP in Denver, Colorado. Before moving to Denver, Mr. Shepherd spent several years in New York at Rogers & Wells, LLP (now Clifford Chance U.S. LLP) counseling clients in connection with mergers and acquisitions and securities transactions. Mr. Shepherd received a Bachelor of Arts degree in History from Stanford University and a Juris Doctor degree from the University of Chicago Law School.

Jennifer M. Land, 32, was appointed to Corporate Secretary of the Company in January 2003. Mrs. Land has also been employed with The Chotin Group Corporation since 1993 where she has been the Executive Administrative Assistant to the CEO. She was given the additional position of Director of Human Resources in December of 2000 and Corporate Secretary of The Chotin Group in January 2003.


Directors and Executive Officers are elected annually for a one-year term.




ITEM 11.    EXECUTIVE COMPENSATION

As of December 31, 2003, no executive officer had received any compensation exceeding $100,000.

The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company paid its outside director $1,800 annually for the year ended December 31, 2002. The Company had revised the outside directors fees to $1,000 annually starting January 1, 2003. No other officers or directors receive any compensation for their services.





ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT



                                                  Amount and
                                                  Nature of
Title                                             Beneficial    Percent of
of Class   Name and Address of Beneficial Owner   Ownership(1)    Class
--------   ------------------------------------   -----------    --------

Common     Steven B. Chotin                         349,000        100%
           6400 S. Fiddler's Green Circle
           Suite 1200
           Englewood, CO  80111


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



ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Qualifying under the definition of an Asset-Backed Issuer, Fund America Investors Corporation II is not required to disclose this information required under item 14.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(1)    Financial Statements
          - Balance Sheets at December 31, 2003 and 2002, both unaudited
          - Statements of Operations for the Years Ended December 31,
            2003 (unaudited), 2002 (unaudited) and 2001
          - Statements of Shareholder's Equity for the Years Ended December 31, 2003 (unaudited), 2002 (unaudited) and 2001
          - Statements of Cash Flows for the Years Ended December 31,
            2003 (unaudited), 2002 (unaudited) and 2001
          - Notes to Financial Statements for the Years Ended December 31, 2003 (unaudited), 2002 (unaudited) and 2001

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


                                FUND AMERICA INVESTORS CORPORATION II
                                (Registrant)



Date: March 30, 2004            By:  /s/ Helen M. Dickens
                                    ---------------------------------
                                    Helen M. Dickens
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Steven B. Chotin    Director, Chairman, Chief Executive   March 30, 2004
--------------------    Officer (Principal Executive Officer)
Steven B. Chotin


/s/ Helen M. Dickens    Director, President                   March 30, 2004
--------------------    (Principal Financial Officer)
Helen M. Dickens


/s/ Garrett Smith       Director                              March 30, 2004
------------------
Garrett Smith


/s/ Annel Henderson     Treasurer                             March 30, 2004
-------------------
Annel Henderson


/s/ Zachary H Pashel    Vice President                        March 30, 2004
--------------------
Zachary H. Pashel


/s/ M. Sean Rowland     Vice President                        March 30, 2004
-------------------
M. Sean Rowland


/s/ Michael W Shepard   Vice President                        March 30, 2004
---------------------
Michael W. Shepherd


/s/ Jennifer M. Land    Secretary                             March 30, 2004
--------------------
Jennifer M. Land

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.