Form 10-Q
period 2004-03-31
FUND AMERICA INVESTORS CORP II
filed 2004-05-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                  FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 2004- 349,000 shares




                      FUND AMERICA INVESTORS CORPORATION II
                                FORM 10-Q FOR THE
                       THREE MONTHS ENDED MARCH 31, 2004


                                      INDEX



PART I.  FINANCIAL INFORMATION                               PAGE NO.
------------------------------                               -------

Item 1.  Financial Statements                                   3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                              6

Item 3.  Quantitative and Qualitative
         Disclosures about Market Risk                          8

Item 4.  Controls and Procedures                                8


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                      9

Item 2.  Changes in Securities                                  9

Item 3.  Defaults upon Senior Securities                        9

Item 4.  Submission of Matters to a Vote
         of Security Holders                                    9

Item 5.  Other Information                                      9

Item 6.  Exhibits and Reports                                   9

SIGNATURES                                                     10

                           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                      FUND AMERICA INVESTORS CORPORATION II
                                  Balance Sheets
                                   (Unaudited)



                                                March 31,         December 31,
                                                  2004                2003
                                              ------------        ------------


Assets
    Cash and cash equivalents                  $      184          $       466
    Deferred offering costs, net                  246,861              256,361
    Prepaid expenses                                    -                  219
                                               ----------          -----------

    Total assets                               $  247,045          $   257,046



Liabilities - accounts payable                 $      250          $     1,110



Commitments and Contingencies


Shareholder's equity
    Common stock, par value $.01 per share;
      1,000,000 shares authorized; 349,000
      shares issued and outstanding                 3,490                3,490
    Additional paid-in capital                    505,010              504,010
    Shareholder distributions                  (1,918,298)          (1,904,229)
    Retained earnings                           1,656,593            1,652,665
                                               ----------          -----------

    Total shareholder's equity                    246,795              255,936
                                               ----------          -----------
	   Total liabilities and
       shareholder's equity                    $  247,045          $   257,046
                                               ==========          ===========


See notes to financial statements

                         FUND AMERICA INVESTORS CORPORATION II
                               Statements of Operations
                                      (Unaudited)



                                                 Three months ended
                                                      March 31,
                                             --------------------------
                                                2004            2003
                                             ----------      ----------

Revenue
    Interest                                 $        -      $       35
                                             ----------      ----------

Total revenue                                         -              35
                                             ----------      ----------




Expenses
    Impairment - deferred offering costs         9,500                -
    General and administrative                     641            1,169
                                             ---------       ----------

Total expenses                                  10,141            1,169
                                             ---------       ----------

Net loss                                     $ (10,141)      $   (1,134)
                                             =========       ==========




See notes to financial statements

                   FUND AMERICA INVESTORS CORPORATION II
                        Statements of Cash Flows
                                (Unaudited)





                                             Three months ended
                                                  March 31,
                                         --------------------------
                                            2004            2003
                                         ----------      ----------



Operating activities:
   Net loss                              $  (10,141)     $   (1,134)
Adjustments to reconcile net loss to
   net cash from operating activities:
   Impairment-deferred offering costs         9,500               -
Changes in operating assets and liabilities:
   Accounts payable                            (860)            250
   Prepaid expenses                             219             210
                                         ----------      ----------

Net cash used in operating activities:       (1,282)           (674)



Financing activities:
   Capital contributions                      1,000               -
                                         ----------      ----------


Net decrease in cash
    and cash equivalents                       (282)           (674)

Cash and cash equivalents
    at beginning of year                        466          28,796
                                         ----------      ----------
Cash and cash equivalents
    at end of year                       $      184      $   28,122
                                         ==========      ==========






See notes to financial statements

                       FUND AMERICA INVESTORS CORPORATION II
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                     Three months ended March 31, 2004 and 2003


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

     On January 1, 2004, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. During the first quarter of 2004 and the year ending December 31, 2003, no securities were issued. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of March 31, 2004, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.



2.  Unaudited Financial Statements
----------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2004, and the results of its operations and cash flows for the periods ended March 31, 2004 and 2003.

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

     The Company reported a net loss for the three months ended March 31, 2004 of $10,141 as compared to a net loss for the three months ended March 31, 2003 of $1,134. The company had no income in the first quarter ended March 31, 2004 and March 31, 2003. The primary difference in the results of operations between the two reporting periods is due from the write-off of deferred offering costs related to securities backed by Title One Certificates, which the Company no longer deals in.

     For the years ended 1993 to 2002, the Company paid facilities management fees to The Chotin Group Corporation (the "Facilities Manager"), a related party, under a Management Agreement dated January 1, 1993. Under this agreement, a fixed monthly fee was paid to the Facilities Manager. The Company has reviewed the fee structure and determined that an income-based fee is more appropriate to the structure and nature of its business. There were no fees paid during the three months ended March 31, 2004 or for the three months ended March 31, 2003.

     Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly had elected to file unaudited financial statements for the year ended, December 31, 2003.



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



                                   FUND AMERICA INVESTORS CORPORATION II
                                   -------------------------------------
                                   (Registrant)


Date:    May 14, 2004              By:  /s/ Helen M. Dickens
      -----------------                ---------------------------------
                                        Helen M. Dickens
                                        President
                                        (Duly authorized and Principal
                                         Financial Officer