Form 10-Q
period 2004-09-30
FUND AMERICA INVESTORS CORP II
filed 2004-11-22
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                  FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the transition period from ________________ to ________________


                        Commission File Nos.:  033-73748


                      FUND AMERICA INVESTORS CORPORATION II
                      -------------------------------------
              (Exact name of registrant as specified in its charter)


          Delaware                                           84-1218906
-----------------------------                          ----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 21, 2004- 349,000 shares.





                       FUND AMERICA INVESTORS CORPORATION II
                                 FORM 10-Q FOR THE
                       NINE MONTHS ENDED SEPTEMBER 30, 2004



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

                              PART I.  FINANCIAL INFORMATION
                              ------------------------------


Item 1.  Financial Statements
-----------------------------

                           FUND AMERICA INVESTORS CORPORATION II
                                       Balance Sheets


                                                 (Unaudited)       (Unaudited)
                                                September 30,      December 31,
                                                    2004               2003
                                                ------------       ------------

Assets
    Cash and cash equivalents                   $      1,100       $        466
    Deferred offering costs, net                     246,861            256,361
    Prepaid expenses                                       -                219
                                                ------------       ------------

    Total assets                                $    247,961       $    257,046
                                                ============       ============


Liabilities - accounts payable                  $        750       $      1,110
                                                ------------       ------------

Commitments and Contingencies                              -                  -


Shareholder's equity
    Common stock, par value $.01 per share;
      1,000,000 shares authorized; 349,000
      shares issued and outstanding                    3,490              3,490
    Additional paid-in capital                       505,010            504,010
    Shareholder distributions                     (1,918,298)        (1,918,298)
    Retained earnings                              1,657,009          1,666,734
                                                ------------       ------------

    Total shareholder's equity                       247,211            255,936
                                                ------------       ------------

    Total liabilities and
       shareholder's equity                     $    247,961       $    257,046
                                                ============       ============


See notes to financial statements

                         FUND AMERICA INVESTORS CORPORATION II
                                Statements of Operations
                                      (Unaudited)



                              Three months ended            Nine months ended
                                 September 30,                September 30,
                           ------------------------      -----------------------
                             2004            2003          2004           2003
                           --------        --------      --------       --------


Revenue
   Miscellaneous           $  1,500        $      -      $  1,500       $      -
   Other bond income              -          25,000             -         25,000
   Interest                       -               5             -             73
                           --------        --------      --------       --------

       Total revenue          1,500          25,005         1,500         25,073
                           --------        --------      --------       --------


Expenses
   Impairment - deferred
     offering costs               -               -         9,500              -
   Disposition fees               -           7,500             -          7,500
   General and
     administrative             771             251         1,725          2,145
                           --------        --------      --------       --------

       Total expenses           771           7,751        11,225          9,645
                           --------        --------      --------       --------

Net income/(loss)          $    730        $ 17,254      $ (9,725)      $ 15,428
                           ========        ========      ========       ========




See notes to financial statements

                             FUND AMERICA INVESTORS CORPORATION II
                                   Statements of Cash Flows
                                         (Unaudited)



                                                         Nine months ended
                                                           September 30,
                                                    ---------------------------
                                                       2004             2003
                                                    ----------       ----------

Operating activities:
     Net (loss)/income                              $   (9,725)      $   15,428
  Adjustments to reconcile net (loss)/income
     to net cash from operating activities:
        Impairment - deferred offering costs             9,500                -
     Changes in operating assets and liabilities:
        Accounts payable                                  (360)               -
        Prepaid expenses                                   219              (40)
                                                    ----------       ----------
     Net cash (used in)/provided by
         operating activities:                            (366)          15,388



Financing activities:
     Capital contributions                               1,000                -
     Shareholder distributions                               -          (43,500)
                                                    ----------       ----------
     Net cash provided by/(used in)
         financing activities:                           1,000          (43,500)
                                                    ----------       ----------



Net increase/(decrease) in cash and
     cash equivalents                                      634          (28,112)

Cash and cash equivalents at beginning of year             466           28,797
                                                    ----------       ----------

Cash and cash equivalents at end of period          $    1,100       $      685
                                                    ==========       ==========




See notes to financial statements

                          FUND AMERICA INVESTORS CORPORATION II
                              NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)
                      Nine months ended September 30, 2004 and 2003

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

     On January 1, 2004, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. During the first three quarters of 2004 and the year ending December 31, 2003, no securities were issued. From inception to date, the Company has issued nine-teen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of September 30, 2004, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.


2.  Unaudited Financial Statement
---------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the finan-cial position of the Company at September 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the periods ended September 30, 2004 and 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------


Liquidity and Capital Resources
-------------------------------

     The Company expects to fund ongoing operations from its cash balances, revenues derived from the issuance of Securities, and if necessary, from loans or capital contributions from its sole shareholder. The current cash position will adequately fund overhead costs over the next twelve months without additional revenues generated during this period. Capital funding has and will continue to be provided by the sole shareholder to cover oper-ating costs on a monthly basis until the Company generates sufficient revenue. The funding source for any additional capital costs relating to the registra-tion of securities will be determined when the funding is required and will depend on the cash position at that time.


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

     For the three-months ended September 30, 2004, the Company reported net profit of $730 and a net profit of $17,254 for the three months ended September 30, 2003. The difference in the two reporting periods was a result of a drop in expenses during the first three quarters of 2004, and the recognition of other bond income in the third quarter of 2003.

     The Company reported a net loss for the nine months ended September 30, 2004 of $9,725 as compared to a net profit for the nine months ended September 30, 2003 of $15,428. The company had limited income in the first nine months of 2004 and 2003. The primary difference in the results of operations between the two reporting periods is due to the write-off of deferred offering costs related to securities backed by Title One Certificates, which the Company no longer deals in and the recognition of other bond income in the third quarter of 2003.

     For the years ended 1993 to 2002, the Company paid facilities manage-ment fees to The Chotin Group Corporation (the "Facilities Manager"), a related party, under a Management Agreement dated January 1, 1993. Under this agreement, a fixed monthly fee was paid to the Facilities Manager. The Company has reviewed the fee structure and determined that an income-based fee is more appropriate to the structure and nature of its business. There were no fees paid during the nine months ended September 30, 2004 or for the nine months ended September 30, 2003.

     Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly had elected to file unaudited financial statements for the years ended, December 31,2003 and December 31, 2002. Audit fees in the amount of $9,250 were paid during the first quarter of 2002 and since there was no audit performed for the year ended December 31, 2002 there were no audit fees paid in the first quarter of 2003.


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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------------

     Securities issued by the Company are either debt securities or securities which evidence beneficial ownership interest in designated trusts established to facilitate the transfer of trust asset payments to the Bondholders who hold such debt securities or to the Certificateholders who hold such beneficial ownership interests. Assets securing payments to Bondholders or Certificate-holders are pledged or sold to designated trusts and are not assets of the Company. Additionally, Bonds and Certificates issued by a trust formed by the Company do not represent an ownership interest in or an obligation of the Company.

     Disclosures required in this Item 3 are intended to clarify a regis-trant's exposures to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments. The purpose of this section is to disclose the material effects on earnings, fair values, and cash flows that are inherent to potential market risk exposure. Potential market risk associated with Securities issued under the Company's registration statement will not have a material effect on the Company's earnings or cash flow since the Securities do not represent an interest in or an obligation of the Company. In addition, the Company has no public common equity; all common stock of the Company is held by one shareholder. Therefore, material effects of potential market risk exposure on Securities issued from the Company will not have any significant impact on the Company.


Item 4.  Controls and Procedures
--------------------------------

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



                                  FUND AMERICA INVESTORS CORPORATION II
                                  -------------------------------------
                                 (Registrant)


Date:  November 21, 2004          By:   /s/ Helen M. Dickens
------------------------             ----------------------------------
                                     Helen M. Dickens
                                     President
                                    (Duly authorized and
                                     Principal Financial Officer)