Form 10-K
period 2004-12-31
FUND AMERICA INVESTORS CORP II
filed 2005-04-28
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-K



[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     December 31, 2004, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________



Commission File No.:  33-73748
                      --------



              FUND AMERICA INVESTORS CORPORATION II
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                       84-1218906
   -------------------------------    ---------------------
   (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)     identification number)



           6400 S. Fiddler's Green Circle, Suite 1200B
                   Englewood, Colorado  80111
           -------------------------------------------
            (Address of principal executive offices)

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 2004:
$0.00.

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

     On January 1, 2004, the Company had a total of $561 million registered and unissued Securities on its Registration Statement
No. 333-33823.   No Securities were issued, during the year ended
December 31, 2004. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

     The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of December 31, 2004, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.

     Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly has elected to file unaudited financial statements contained herein for the current year-end, December 31, 2004.

ITEM 2.   PROPERTIES
-------   ----------

     The Company has no material physical properties.

ITEM 3.   LEGAL PROCEEDINGS   None.
-------   -----------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ------------------------------------------------------

     No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 2004.


                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------   STOCKHOLDER MATTERS
          -----------------------------------------------------

     There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------


                                                    Year Ended December 31,
                         ------------------------------------------------------------------------
                           Unaudited      Unaudited      Unaudited
                             2004           2003           2002           2001           2000
                         ------------   ------------   ------------   ------------   ------------
Income Statement Data:
Revenue                  $      1,500   $     25,073   $     44,192   $     30,008    $     4,956

Net (loss)income         $    (10,742)  $     14,069   $      7,731   $     (8,072)   $    51,682

Net (loss)income per share
  of common stock              (1)            (1)            (1)            (1)           (1)

Balance Sheet Data:

Total assets             $    246,932   $    257,046   $    285,367   $    261,636   $    257,353

Shareholder's equity     $    245,394   $    255,936   $    258,367   $    261,636   $    257,208


(1) Not presented, as all shares of common stock are held by a sole shareholder.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


1.   General
     -------

     As of December 31, 2004, the Company has issued nineteen series of registered Pass-Through Securities aggregating $2,439,812,829 in initial amount for all the issuances. Five series of Bonds remain outstanding on December 31, 2004. The following list consists of the outstanding series shown with the initial issuance amounts.



Series     Amount            Collateral
---------  ----------------  --------------------------------

1993-A     $262,435,000      Trust consisting primarily of
                             adjustable rate one- to four-
                             family, first lien mortgage
                             loans

1993-C     $319,000,000      Trust consisting primarily of
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

1994-A     $  44,599,100     Trust consisting primarily of
                             adjustable rate one- to four-
                             family, first lien mortgage
                             loans

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

     The Company reported a net loss of $10,742 and net income of $14,069 for the twelve-months ended December 31, 2004 and December 31, 2003 respectively, and the Company reported net income of $7,731 for the twelve-months ended December 31, 2002. Differences between the three years consist primarily of four main components of income and expense. First, the Company reported other bond income in 2003 and 2002 that consisted of call option fees earned. Call option income can fluctuate due to the relative composition of the series from which the call right value or income was determined. The call option income reported was $25,000 and $44,166 for the years ended 2003 and 2002, respectively. There was no call option income in 2004. The second main difference between periods is the reduction in accounting fees reported under general and administrative expenses. As discussed below, the Company no longer has its financial statements audited as a result, expenses decreased by $9,250 from 2002 to 2003 due the reduction in accounting fees. The third main difference between the reporting years is a reduction in management fee expense of $7500 for the 2004 year from the 2003 year and a reduction of $16,500 for the 2003 year from the 2002 year due to a restructure of management fees, discussed below. The fourth main difference is the $9500 loss on impairment of offering costs recorded in 2004. Deferred offering cost related to a certain type of loan included in the shelf offering but no longer in existence due to a change in government regulations, were written off.

     Audited financial statements - Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly had elected to file unaudited financial statements for the years ended December 31, 2004, December 31, 2003 and December 31, 2002. The Company paid audit fees of $0, $0, and $9,250 for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

     Management fees - For the years ended 1993 to 2002, the Company paid facilities management fees to The Chotin Group Corporation (the "Facilities Manager"), a related party, under a Management Agreement dated January 1, 1993. Under this agreement, a fixed monthly fee was paid to the Facilities Manager. The Company has adopted a new income-based fee structure that more appropriately matches the composition of its income as well as the structure of its business operations. Payment of fees under the January 1, 1993 Management Agreement ceased on December 31, 2002. The Company paid management fees of $0, $7,500 and $24,000 for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

              FUND AMERICA INVESTORS CORPORATION II
                         Balance Sheets


                                                    December 31,
                                             ---------------------------
                                              Unaudited      Unaudited
                                                 2004           2003
                                             ------------   ------------
Assets
  Cash and cash equivalents                  $         71   $        466
  Deferred offering costs, net                    246,861        256,361
  Prepaid expenses                                      -            219
                                             ------------   ------------

  Total assets                               $    246,932   $    257,046
                                             ============   ============


Liabilities - accounts payable               $      1,538   $      1,110


Commitments and Contingencies

Shareholder's equity
  Common stock, par value $.01 per share;
    1,000,000 shares authorized; 349,000
    shares issued and outstanding                   3,490          3,490
  Additional paid-in capital                      505,210        504,010
  Shareholder distributions                    (1,919,298)    (1,918,298)
  Retained earnings                             1,655,992      1,666,734
                                             ------------   ------------

Total shareholder's equity                        245,394        255,936
                                             ------------   ------------

Total liabilities and shareholder's equity   $    246,932   $    257,046
                                             ============   ============


See notes to financial statements


                               -7-

              FUND AMERICA INVESTORS CORPORATION II
                    Statements of Operations


                                       Year Ended December 31,
                              ------------------------------------------
                               Unaudited      Unaudited      Unaudited
                                  2004           2003           2002
                              ------------   ------------   ------------
Revenue
  Other bond income           $          -   $     25,000   $     44,166
  Issuance fees                          -              -              -
  Interest                               -             73             26
  Miscellaneous                      1,500              -              -
                              ------------   ------------   ------------

     Total revenue                   1,500         25,073         44,192
                              ------------   ------------   ------------

Expenses
  General and administrative         2,742          3,504         12,461
  Impairment Expense                 9,500              -              -
  Management fees                        -          7,500         24,000
                              ------------   ------------   ------------

     Total expenses                 12,242         11,004         36,461
                              ------------   ------------   ------------

Net income(loss)              $    (10,742)  $     14,069   $      7,731
                              ============   ============   ============


See notes to financial statements


                               -8-

              FUND AMERICA INVESTORS CORPORATION II
               Statements of Shareholder's Equity
          Years Ended December 31, 2004, 2003 and 2002



                                    Common Stock
                              ----------------------   Additional
                              Number of        Par       Paid-in     Shareholder     Retained
                                Shares        Value      Capital    Distributions    Earnings     Totals
                              ----------     -------   ----------- ---------------  -----------  ---------
Balances at
  January 1, 2002                349,000       3,490       488,010      (1,874,798)   1,644,934   $261,636
Shareholder distributions              -           -             -               -            -          -
Capital contribution                   -           -        16,000               -            -     16,000
Net loss                               -           -             -               -        7,731      7,731
                              ----------     -------    ----------  --------------  -----------  ---------
Unaudited Balances at
  December 31, 2002              349,000       3,490       504,010      (1,874,798)   1,652,665    285,367
Shareholder distributions              -           -             -         (43,500)           -    (43,500)
Capital contribution                   -           -             -               -            -          -
Net income                             -           -             -          14,069       14,069          -
                              ----------     -------    ----------  --------------  -----------  ---------
Unaudited Balances at
  December 31, 2003              349,000     $ 3,490    $  504,010  $   (1,918,298) $ 1,666,734  $ 255,936
Shareholder distributions              -           -             -          (1,000)           -     (1,000)
Capital contribution                   -           -         1,200               -            -      1,200
Net income                             -           -             -               -      (10,742)   (10,742)
                              ----------     -------    ----------  --------------  -----------  ---------

Unaudited Balances at
  December 31, 2004              349,000       3,490       505,210     (1,919,298)    1,655,992    245,394

See notes to financial statements

              FUND AMERICA INVESTORS CORPORATION II
                    Statements of Cash Flows


                                                                Year Ended December 31,
                                                       ------------------------------------------
                                                         Unaudited     Unaudited      Unaudited
                                                           2004           2003           2002
                                                       ------------   ------------   ------------
Operating activities:
Net income(loss)                                       $    (10,742)  $     $4,069    $     7,731
Adjustments to reconcile net income(loss) to
net cash provided by(used in) operating activities:
     Amortization of deferred offering costs                      -              -              -
     Write-down of deferred offering costs
       for impairment                                         9,500              -              -
     Changes in operating assets and liabilities:
         Accounts payable                                       428          1,110              -
         Prepaid expenses                                       219             (9)            (6)
                                                       ------------   ------------   ------------
Net cash provided by(used in) operating activities:            (595)        15,170          7,725

Investing activities:
  Additions to deferred offering costs                            -              -              -

Financing activities:
  Capital contributions                                       1,200              -         16,000
  Shareholder distributions                                  (1,000)       (43,500)             -
                                                       ------------   ------------   ------------

Net cash provided by(used in) financing activities:             200        (43,500)        16,000
                                                       ------------   ------------   ------------
Net increase(decrease) in cash and
   cash equivalents                                            (395)       (28,330)        23,725
Cash and cash equivalents at beginning of year                  466         28,796          5,071
                                                       ------------   ------------   ------------
Cash and cash equivalents at end of year               $         71   $        466   $     28,796
                                                       ============   ============   ============


See notes to financial statements


              FUND AMERICA INVESTORS CORPORATION II
                  Notes to Financial Statements
              For the Years Ended December 31, 2004
            unaudited, 2003 unaudited, 2002 unaudited


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

     Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly has elected to file unaudited financial statements contained herein for the current year-end, December 31, 2004.

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

     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets. In 2004, management determined that there was an impairment of deferred offering costs totaling $9500 related to a loan program included in the shelf registration statement related to a certain type of loan included in the shelf offering but no longer in existence due to a change in government regulations. There was no impairment expense in 2003 or 2002.

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

     The sole shareholder of the Company is also the sole shareholder, Chief Executive Officer and Director of The Chotin Group Corporation. On January 1, 1993, the Company entered into a Management Agreement with The Chotin Group Corporation (the "Facilities Manager"). This agreement was terminated on December 31, 2002 and was replaced by a subsequent Management Agreement that changed the terms of fee provisions. Under the terms of both agreements, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The management fees paid were $0, $7,500 and $24,000 for the twelve months ended December 31, 2004, 2003 and 2002, respectively.



Note 5.   CMO Information

     At December 31, 2004 and 2003, the outstanding principal balance of the issued Securities and the amount of publicly and privately issued securities were as follows:


                              2004
------------------------------------------------------------------
                    Total             Publicly          Privately
Series          Certificates           Issued            Issued
---------      --------------      --------------      -----------
1993-A         $   16,945,584      $   14,215,515      $ 2,730,069
1993-C            102,000,000         102,000,000                -
1994-A                637,993             554,443           83,550
1998-A                      -                   -                -
1998-B              2,588,580           2,588,580                -
1998-NMC1                   -                   -                -
2000-1              2,848,382           2,698,782          149,600
               --------------      --------------      -----------
Total          $  125,020,539      $  122,057,320      $ 2,963,219
               ==============      ==============      ===========


                              2003
------------------------------------------------------------------
                    Total             Publicly          Privately
Series          Certificates           Issued            Issued
---------      --------------      --------------      -----------
1993-A         $   22,150,769      $   19,420,700      $ 2,730,069
1993-C            102,000,000         102,000,000                -
1994-A              1,374,220           1,197,924          176,296
1998-A                365,525             365,525                -
1998-B              3,862,457           3,862,457                -
1998-NMC1           2,744,184           2,744,184                -
2000-1              2,856,666           2,707,066          149,600
               --------------      --------------      -----------
Total          $  135,353,821      $  132,297,856      $ 3,055,965
               ==============      ==============      ===========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------   ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------------------------

          None


ITEM 9A.  CONTROLS AND PROCEDURES
--------  -----------------------

     Pursuant to the Securities and Exchange Commission in regards to the Sarbanes-Oxley Act Section 404, the Company is considered a "non-accelerated filer" and does not have to comply with the management report on internal controls until its first fiscal year ending on or after July 15, 2006.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Name                   Position                             Age
---------------------  ----------------------------------- -----

Steven B. Chotin       Director, Chairman and Chief          57
                       Executive Officer
M. Garrett Smith       Director                              43
Helen M. Dickens       Director and President                51
John G. Grant          Senior Vice President                 44
Zachary H. Pashel      Senior Vice President                 32
M. Sean Rowland        Vice President (terminated on         39
                       February 7,2005)
Jennifer M. Land       Secretary                             33

     Steven B. Chotin, 57, has been a Director and the Chairman and Chief Executive Officer of the Company since its inception. Mr. Chotin has been Chief Executive Officer and sole shareholder of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994.

     H. Garrett Smith, age 43, has served as a director since November 17, 2004. Mr. Smith is currently a private investor. From December of 2000 through February of 2005, he was a Principal with BP Capital, LLC, a Dallas, Texas-based investment firm specializing in the oil and gas industry, and as a General Partner and Portfolio Manager of BP Capital Energy Equity Fund, an energy hedge fund. From 1989 to 2000, Mr. Smith held a number of financial management positions, including Executive Vice President and Chief Financial Officer, of Pioneer National Resources Company, an exploration and production

     Helen M. Dickens, 51, has been a Director of the Company since 1995, President of the Company since 2002 and was previously Vice President and Secretary of the Company from 1989 to 2002. Ms. Dickens is also President of The Chotin Group Corporation. Previously, Ms. Dickens held the position of Vice President along with Chief Operations Officer at The Chotin Group Corporation. Prior to joining The Chotin Group Corporation In 1989, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company. Ms. Dickens received a Bachelor of Science degree from Metropolitan State College with a Major in Accounting.

     John M. Grant, 43, was appointed Senior Vice President of the Company as of January 1, 2005. Mr. Grant is also a Senior Vice President of The Chotin Group. Mr. Grant joined The Chotin Group in 2004 after a decade at ING Investment Management, where he served as Senior Vice President and Senior Portfolio Manager. From 1988 to 1993, Mr. Grant was a Senior Investment Officer at Allmerica Asset Management, and prior to that time he served as
an Analyst at United Investment Research.   Mr. Grant holds a
Bachelor of Arts degree in Sociology from Boston University and an MBA from Northeastern University. In addition, he has earned the right to use the Chartered Financial Analyst designation.

     Zachary H. Pashel, 32, was appointed Senior Vice President as of January 1, 2004. Mr. Pashel is also Vice President of The Chotin Group. Prior to joining The Chotin Group in 2004, Mr. Pashel's employment included Deson Ventures and Greyrock Capital Partners, both groups specializing in middle market private
equity and M&A advisory services.   Mr. Pashel also owned and
operated numerous companies in the real estate and aviation industries. Mr. Pashel concentrated on English Literature at Brandeis University.

     M. Sean Rowland, 39, joined the Company as Vice President in January 2002. Mr. Rowland is also Vice President of Structured Finance for The Chotin Group Corporation, a position taken in January 2002. Prior to joining The Chotin Group, Mr. Rowland was with Stifel Nicholas & Co. and has worked in the fixed income trading market for over ten years, primarily focusing on mortgage-backed securities. He holds a Bachelor of Science degree in Economics from San Jose University. Mr. Rowland's position with the Company terminated on February 7, 2005.

     Jennifer M. Land, 33, was appointed to Corporate Secretary of the Company in January 2003. Mrs. Land has also been employed with The Chotin Group Corporation since 1993 where she has been the Executive Administrative Assistant to the CEO. She was given the additional position of Director of Human Resources in December of 2000, Corporate Secretary of The Chotin Group in January 2003, and Corporate Treasurer in March 2005.

     Directors and Executive Officers are elected annually for a one-year term.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     As of December 31, 2004, no executive officer had received any compensation exceeding $100,000.

     The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company paid its outside director $1,800 annually for the year ended December 31, 2002. The Company had revised the outside director's fees to $1,000 annually starting January 1, 2003. No other officers or directors receive any compensation for their services.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  MANAGEMENT
          ------------------------------------------------------------

                                             Amount and
                                              Nature Of
 Title           Name and Address             Beneficial    Percent of
of Class       of Beneficial Owner           Ownership (1)     Class
--------  ------------------------------     ------------   ----------

Common    Steven B. Chotin                        349,000      100%
          6400 S. Fiddler's Green Circle
          Suite 1200
          Englewood, CO  80111


(1) Amount of such shares with respect to which persons indicated have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934: Zero.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information relating to this Item is incorporated herein by reference to Item 8, "Financial Statements and Supplementary
Data" under Note 4 "Related Party Transactions."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------  --------------------------------------

     Qualifying under the definition of an Asset-Backed Issuer, Fund America Investors Corporation II is not required to disclose this information required under item 14.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

( a )(1)  Financial Statements
          - Balance Sheets at December 31, 2004 and 2003, both unaudited
          - Statements of Operations for the Years Ended December 31, 2004 (unaudited), 2003 (unaudited) and 2002 (unaudited)
          - Statements of Shareholder's Equity for the Years Ended December 31, 2004
              (unaudited), 2003 (unaudited) and 2002 (unaudited)
          - Statements of Cash Flows for the Years Ended December 31, 2004 (unaudited), 2003 (unaudited) and 2002 (unaudited)
          - Notes to Financial Statements for the Years Ended December 31, 2004 (unaudited), 2003 (unaudited) and 2002 (unaudited)

( a )(2)  Financial Statement Schedules

          The financial statement schedules have been omitted because they are inapplicable.

( b )     Reports on Form 8-K
          None

( c )     Exhibits

          Exhibit 31.1 - Certification by the Chief Executive
                         Officer pursuant to Rules 13a-14(a)
                         and 15d-14(a) under the Exchange Act

          Exhibit 31.2 - Certification by the Chief Financial
                         Officer pursuant to Rules 13a-14(a)
                         and 15d-14(a) under the Exchange Act

                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FUND AMERICA INVESTORS CORPORATION II
                              (Registrant)


Date April 11, 2005           By:  /s/ Helen M. Dickens
     --------------              -------------------------------
                                 Helen M. Dickens
                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Steven B. Chotin  Director, Chairman, Chief      April 11, 2005
--------------------  Executive Officer (Principal
Steven B. Chotin      Executive Officer)

/s/ Helen M. Dickens Director, President (Principal April 11, 2005 -------------------- Financial Officer)
 Helen M. Dickens

/s/ Garrett Smith     Director                       April 11, 2005
--------------------
Garrett Smith

/s/ John Grant        Senior Vice President          April 11, 2005
--------------------
John Grant

/s/ Zachary H Pashel  Senior Vice President          April 11, 2005
--------------------
Zachary H. Pashel

/s/ Jennifer M. Land  Secretary, Treasurer           April 11, 2005
--------------------
Jennifer M. Land

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


     Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.