Form 10-Q
period 2005-03-31
FUND AMERICA INVESTORS CORP II
filed 2005-05-19
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q


 X 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
 MARCH 31, 2005

OR

..     	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


Commission File Nos.:  033-73748


FUND AMERICA INVESTORS CORPORATION II
(Exact name of registrant as specified in its charter)



            Delaware            								      84-1218906     .
(State or other jurisdiction of						  	   (I.R.S. Employer
incorporation or organization)							identification number)



6400 S. Fiddler's Green Circle, Suite 1200B, Englewood, Colorado 80111 (Address of principal executive offices)


Registrant's telephone number including area code: (303) 290-6025



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  [ ]  YES   [X] NO

Indicate by check mark whether the registrant is an accelerated filer.
   [ ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 2005 - 349,000 shares












FUND AMERICA INVESTORS CORPORATION II
FORM 10-Q FOR THE
THREE MONTHS ENDED MARCH 31, 2005


INDEX



PART I.  FINANCIAL INFORMATION						     PAGE NO.

Item 1.	Financial Statements							   3

Item 2.	Management's Discussion and
Analysis of Financial Condition
and Results of Operations							   7

Item 3.	Quantitative and Qualitative
Disclosures about Market Risk						           8

Item 4.	Controls and Procedures							   9

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings							  10

Item 2.	Changes in Securities							  10

Item 3.	Defaults upon Senior Securities				                  10

Item 4.	Submission of Matters to a Vote
of Security Holders							          10

Item 5.	Other Information							  10

Item 6.	Exhibits and Reports 							  10

SIGNATURES									  11



















                       PART I.  FINANCIAL INFORMATION
		       ------------------------------

Item 1.  Financial Statements
-----------------------------

                     FUND AMERICA INVESTORS CORPORATION II
                                 Balance Sheets
                                   (Unaudited)


								 March 31,   December 31,
								    2005         2004
								----------    ----------

Assets
  Cash and cash equivalents					$       62     $      71
  Deferred offering costs, net					   246,861       246,861
  Prepaid expenses							 -             -
								----------    ----------
  Total assets							$  246,923     $   6,932
								==========    ==========



Liabilities - accounts payable					$    1,813     $   1,538
								----------    ----------

Commitments and Contingencies

Shareholder's equity
	Common stock, par value $.01 per share;
	    1,000,000 shares authorized; 349,000
	    shares issued and outstanding			     3,490         3,490
	Additional paid-in capital				   505,410       505,210
	Shareholder distributions				(1,919,298)   (1,919,298)
	Retained earnings					 1,655,508     1,655,992
								----------    ----------
	Total shareholder's equity				   245,110       245,394
								----------    ----------

	Total liabilities and shareholder's equity		$  246,923     $ 246,932
								==========    ==========



	See notes to financial statements

	            FUND AMERICA INVESTORS CORPORATION II
	                   Statements of Operations
	                          (Unaudited)


								       Three months ended
									     March 31,
								     ----------------------
								       2005	      2004
								     --------	   --------
	Revenue
	  Interest						      $	    -      $      -
								      -------	   --------

	    Total revenue						    -             -
								      -------      --------

	Expenses
          Impairment - deferred offering costs				    -         9,500
	  General and administration					  484           641
								      -------	   --------

	    Total expenses						  484        10,141
								      -------      --------


	Net loss						      $  (484)     $(10,141)
								      =======	   ========






	See notes to financial statements

	             FUND AMERICA INVESTORS CORPORATION II
	                    Statements of Cash Flows
	                           (Unaudited)

								     Three months ended
									  March 31,
								  -----------------------
	`							      2005         2004
								  ---------      --------

	Operating activities:
	   Net loss						  $   (484)      $(10,141)
	Adjustments to reconcile net loss to net
	  cash from operating activities:
 	      Impairment - deferred offering costs			 -          9,500
	    Changes in operating assets and liabilities:
		    Accounts payable				       275 	     (860)
		    Prepaid expenses					 - 	      219
								  ---------      ---------

 	Net cash used in operating activities:			      (209)        (1,282)
								  ---------      ---------


	Financing activities:
	    Capital contributions				       200          1,000
								  ---------      ---------

	Net cash provided by financing activities		       200          1,000
								  ---------      ---------



	Net decrease in cash and cash equivalents			(9)          (282)

	Cash and cash equivalents at beginning of year			71            466
								  ---------       --------


	Cash and cash equivalents at end of year		  $     62         $  184
								  =========       ========





	See notes to financial statements

FUND AMERICA INVESTORS CORPORATION II
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three months ended March 31, 2005 and 2004


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

The Securities of each series can be issued directly by the Company, but typically the Company forms a separate trust to act as the issuer solely for the purpose of issuing a series of Securities. A series of Securities that consist of Bonds will be issued pursuant to an indenture and will represent indebtedness of the trust or issuer. A series of Securities that consist of Certificates will represent beneficial ownership in the related trust or issuer. The sole source of payments to Bondholders or Certificate holders within each series of Securities is produced from the related trust property. The trust property is generally comprised of mortgage loans and/or mortgage-related assets as described in each of the series' related prospectus supplements.

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

On January 1, 2005, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823.
 During the first quarter of 2005 and the year ending December 31, 2004, no securities were issued. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America,these issuances are considered to be a direct sale of the collateral.

The Company's fifth Registration Statement on Form S-3 was filed on
 September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of March 31, 2005, this Registration Statement was not effective and was subject to completion or amendment.



2.  Unaudited Financial Statements
----------------------------------

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2005,and the results of its operations and cash flows for the periods ended March 31, 2005 and 2004.



Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
 Results of Operations
----------------------

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

The Company reported a net loss for the three months ended March 31, 2005 of
 $484  as compared to a net loss for the three months ended March 31, 2004 of
 $10,141.   The company had no income in the first quarter ended March 31, 2005 and March 31, 2004. The primary difference in the results of operations between the two reporting periods is due from the write-off of deferred offering costs related to securities backed by Title One Certificates, which the Company no longer deals in.

For the years ended 1993 to 2002, the Company paid facilities management fees to The Chotin Group Corporation (the "Facilities Manager"), a related party, under a Management Agreement dated January 1, 1993. Under this agreement, a fixed monthly fee was paid to the Facilities Manager. The Company has reviewed the fee structure and determined that an income-based fee is more appropriate to the structure and nature of its business. There were no fees paid during the three months ended March 31, 2005 or for the three months ended March 31, 2004.

 Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly had elected to file unaudited financial statements for the year ended, December 31, 2004.


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



Item 3.	Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

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



					FUND AMERICA INVESTORS CORPORATION II
					(Registrant)


Date:      May 18, 2005       		By:  /s/ Helen M. Dickens
					    ------------------------
                                               Helen M. Dickens
                                               President
                                              (Duly authorized and
                                               Principal Financial Officer)