Form 10-Q
period 2005-06-30
FUND AMERICA INVESTORS CORP II
filed 2005-08-12
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
					WASHINGTON, D.C.  20549
						FORM 10-Q


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


						   OR

[ ]  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

		For the transition period from ________________ to ________________


				Commission File Nos.:  033-73748
							    -----------

				FUND AMERICA INVESTORS CORPORATION II
		(Exact name of registrant as specified in its charter)



        Delaware     							  84-1218906
 ---------------------						   --------------------
(State or other jurisdiction of				     (I.R.S. Employer
incorporation or organization)			         identification number)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 2005- 349,000 shares





				FUND AMERICA INVESTORS CORPORATION II
						FORM 10-Q FOR THE
				   THREE MONTHS ENDED JUNE 30, 2005


							INDEX



PART I.  FINANCIAL INFORMATION						     PAGE NO.
-------  ---------------------                                         --------

Item 1.	Financial Statements							3

Item 2.	Management's Discussion and
Analysis of Financial Condition
and Results of Operations					      7

Item 3.	Quantitative and Qualitative
Disclosures about Market Risk				            8

Item 4.	Controls and Procedures							9


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.	Legal Proceedings								9

Item 2.	Changes in Securities							9

Item 3.	Defaults upon Senior Securities					9

Item 4.	Submission of Matters to a Vote
of Security Holders							9

Item 5.	Other Information								9

Item 6.	Exhibits and Reports 							10

SIGNATURES											10

				PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
-------  --------------------


                      FUND AMERICA INVESTORS CORPORATION II
                                 Balance Sheets
                                   (Unaudited)


							           June 30,	 December 31,
           						             2005            2004
								   -----------     ------------
Assets
  Cash and cash equivalents               	    $      120      $        71
  Deferred offering costs, net		             246,861	      246,861
								    ----------	  -----------

  Total assets			                      $  246,981      $   246,932
								    ==========	  ===========

Liabilities - accounts payable	                $      500      $     1,538
							          ----------	  -----------

Commitments and Contingencies

Shareholder's equity
  Common stock, par value $.01 per share;
	1,000,000 shares authorized; 349,000
	shares issued and outstanding	                     3,490 	        3,490
	Additional paid-in capital		             509,610 	      505,210
	Shareholder distributions	                (1,919,298)      (1,919,298)
	Retained earnings			                 1,652,679        1,655,992
								    ----------	  -----------

  Total shareholder's equity	                         246,481          245,394
								    ----------	  -----------

  Total liabilities and shareholder's equity        $  246,981      $   246,932
								    ==========	  ===========


		See notes to financial statements

FUND AMERICA INVESTORS CORPORATION II
					Statements of Operations
						(Unaudited)



					Three months ended		Six months ended
						June 30,			     June 30,
					------------------		----------------
					 2005		 2004		       2005	     2004
					------	------	      ------    ------

Revenue
  Interest	 			$    -	$    -		$    -    $    -
					------	------		------    ------

Total revenue	       	     -	     -		     -	   -
					------	------		------    ------


Expenses
  Impairment - offering costs	     -	     -		     -     9,500
  General and administrative	 2,829 	   314 		 3,313 	 955
					------      ------	      ------    ------
  Total Expenses	 	       2,829         314 		 3,313    10,455
					------      ------	      ------    ------

Net Loss			    $ (2,829)     $ (314)	    $ (3,313) $(10,455)
				    =========	=======	    ========= =========


    See notes to financial statements

FUND AMERICA INVESTORS CORPORATION II
	                    	Statements of Cash Flows
	                           	(Unaudited)

						                      Six months ended
						                          June 30,
									------------------------
2005 2004
									----------    ----------
Operating activities:
   Net loss		   		                        $  (3,313)	  $ (10,455)
Adjustments to reconcile net loss to net
  cash from operating activities:
    Impairment - deferred offering costs	     		        - 	      9,500
  Changes in operating assets and liabilities:
    Accounts payable			         		   (1,038) 	       (610)
    Prepaid expenses			                          - 	        219
									----------	  ----------
Net cash used in operating activities:		         (4,351)       (1,346)
									----------	  ----------

Financing activities:
    Capital contributions			         	    4,400 	      1,000
									----------	  ----------

Net cash provided by financing activities 	          4,400 	      1,000
									----------	  ----------

Net decrease in cash and cash equivalents	                   49	       (346)

Cash and cash equivalents at beginning of year	             71 	        466
									----------	  ----------

Cash and cash equivalents at end of year	     	      $     120 	  $     120
									==========	  ==========



	See notes to financial statements

	`			FUND AMERICA INVESTORS CORPORATION II
				    NOTES TO FINANCIAL STATEMENTS
						(Unaudited)
				Three months ended June 30, 2005 and 2004

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

On January 1, 2005, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. During the first half of 2005 and the year ending December 31, 2004, no securities were issued. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of June 30, 2005, this Registration Statement was not effective and was subject to completion or amendment.



2. Unaudited Financial Statements
------------------------------

	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2005, and the results of its operations and cash flows for the periods ended June 30, 2005 and 2004.




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

	For the three months ended June 30, 2005, the Company reported net loss of $2,829 and a net loss of $314 for the three months ended June 30, 2004. The difference in the two reporting periods was an increase in expenses during the first two quarters of 2005.

The Company reported a net loss for the six months ended June 30, 2005 of $3,313 as compared to a net loss for the six months ended June 30, 2004 of $10,455.
The company had no income in the second quarter ended June 30, 2005 and June
30, 2004. The primary difference in the results of operations between the two reporting periods is due from the write-off of deferred offering costs related to securities backed by Title One Certificates, which the Company no longer deals in.

For the years ended 1993 to 2002, the Company paid facilities management fees to The Chotin Group Corporation (the "Facilities Manager"), a related party, under a Management Agreement dated January 1, 1993. Under this agreement, a fixed monthly fee was paid to the Facilities Manager. The Company then reviewed the fee structure and determined that an income-based fee is more appropriate to the structure and nature of its business. There were no fees paid during the six months ended June 30, 2005 or for the six months ended June 30, 2004.

 Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly elected to file unaudited financial statements for the year ended, December 31, 2004.


Forward Looking Statements
--------------------------
	The statements contained in this Item 2 that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.



Item 3.   Quantitative and Qualitative Disclosures about Market Risk
	    ----------------------------------------------------------
Securities issued by the Company are either debt securities or securities which evidence beneficial ownership interest in designated trusts established to facilitate the transfer of trust asset payments to the Bondholders who hold such debt securities or to the Certificate holders who hold such beneficial ownership interests. Assets securing payments to Bondholders or Certificate holders are pledged or sold to designated trusts and are not assets of the Company. Additionally, Bonds and Certificates issued by a trust formed by the Company do not represent an ownership interest in or an obligation of the Company.

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


Item 4.  Controls and Procedures
	   -----------------------
Pursuant to the Securities and Exchange Commission in regards to the Sarbanes-Oxley Act Section 404, the Company is considered a "non-accelerated filer" and does not have to comply with the management report on internal controls until its first fiscal year ending on or after July 15, 2006.



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



							FUND AMERICA INVESTORS CORPORATION II
							-------------------------------------
							(Registrant)


Date:       August 12, 2005       		By:     /s/ Helen M. Dickens
          ------------------				-------------------------
        							Helen M. Dickens
        							President
        							(Duly authorized and
Principal Financial Officer)