Form 10-Q
period 2005-09-30
FUND AMERICA INVESTORS CORP II
filed 2005-11-14
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, D.C.  20549
					  FORM 10-Q


 X 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
	SEPTEMBER 30, 2005

OR

..     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________


			Commission File Nos.:  033-73748
						     ---------

			FUND AMERICA INVESTORS CORPORATION II
			-------------------------------------
		(Exact name of registrant as specified in its charter)



		Delaware  						    	  84-1218906
		--------						    	  ----------
(State or other jurisdiction of			  (I.R.S. identification number)
employer incorporation or organization)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2005 - 349,000 shares




FUND AMERICA INVESTORS CORPORATION II
FORM 10-Q FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2005


INDEX
-----


PART I.  FINANCIAL INFORMATION						     PAGE NO.
------------------------------

Item 1.	Financial Statements							3

Item 2.	Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations						7

Item 3.	Quantitative and Qualitative
            Disclosures about Market Risk						9

Item 4.	Controls and Procedures							9


PART II.  OTHER INFORMATION
---------------------------

Item 1.	Legal Proceedings							     10

Item 2.	Changes in Securities						     10

Item 3.	Defaults upon Senior Securities				     10

Item 4.	Submission of Matters to a Vote
            of Security Holders						     10

Item 5.	Other Information							     10

Item 6.	Exhibits and Reports on Form 8-K				     10

SIGNATURES										     11

                      PART I.  FINANCIAL INFORMATION
                               ---------------------

Item 1.  Financial Statements
         --------------------


                      FUND AMERICA INVESTORS CORPORATION II
                                 Balance Sheets
                                   (Unaudited)


								September 30,    December 31,
								     2005	         2004
								 -----------     ------------

Assets
  Cash and cash equivalents				  $      100     $         71
  Deferred offering costs, net			     246,861          246,861
								  ----------      -----------
  Total assets						  $  246,961     $    246,932
								  ==========     ============


Liabilities - accounts payable			  $      750     $      1,538
								  ----------     ------------


Commitments and Contingencies

Shareholder's equity
  Common stock, par value $.01 per share;
	1,000,000 shares authorized; 349,000
	shares issued and outstanding				 3,490 	      3,490
	Additional paid-in capital			     509,610          505,210
	Shareholder distributions			  (1,919,298)      (1,919,298)
	Retained earnings					   1,652,409        1,655,992
								  ----------     ------------

  Total shareholder's equity				     246,211          245,394
								  ----------     ------------

  Total liabilities and shareholder's equity	  $  246,961     $    246,932
								  ==========     ============



		See notes to financial statements

				FUND AMERICA INVESTORS CORPORATION II
					Statements of Operations
						(Unaudited)



					Three months ended		Nine months ended
					   September 30,			  September 30,
					------------------		----------------
					 2005		 2004		       2005	     2004
					------	------	      ------    ------


Revenue - miscellaneous		$    -	$ 1500		$    -    $ 1500
					------	------		------    ------



Expenses
  Impairment - offering costs	     -	     -		     -     9,500
  General and administrative	   270 	   770 		 3,583     1,725
					------      ------	      ------    ------
  Total Expenses	 	         270         770 		 3,583    11,225
					------      ------	      ------    ------


Net Income (Loss)		    $   (270)     $  730	    $ (3,583) $ (9,725)
				    ========	======	    ========  ========



	See notes to financial statements

                  FUND AMERICA INVESTORS CORPORATION II
	                    Statements of Cash Flows
	                           (Unaudited)

						                        Nine months ended
						                         September 30,
									 -------------------------
2005 2004
									 ---------       ---------
Operating activities:
   Net loss								$  (3,583)		$(9,725)
Adjustments to reconcile net loss to net
   cash from operating activities:
      Impairment - deferred offering costs			  - 		  9,500
   Changes in operating assets and liabilities:
      Accounts payable increase (decrease)		     (788)           (360)
      Prepaid expenses (increase) decrease			  - 		    219
									 ---------	      --------


Net cash used in operating activities:			   (4,371)           (366)
									 ---------		--------


Financing activities:
    Capital contributions					    4,400           1,000
									 ---------		--------

Net cash provided by financing activities			    4,400           1,000
									 ---------		--------



Net decrease in cash and cash equivalents				 29             634

Cash and cash equivalents at beginning of year			 71             466
									 ---------		--------


Cash and cash equivalents at end of year			$     100 	      $ 1,100
									 ---------		--------


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

       On January 1, 2005, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. During the first nine months of 2005 and the year ending December 31, 2004, no securities were issued. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

	The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of September 30, 2005, this Registration Statement was not effective and was subject to completion or amendment.



2. Unaudited Financial Statements
---------------------------------

	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the periods ended September 30, 2005 and 2004.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

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

	For the three months ended September 30, 2005, the Company reported net loss of $270 and net income of $730 for the three months ended September 30, The difference in the two reporting periods was primarily due to $1500 of miscellaneous income recorded in 2004.

	The Company reported a net loss for the nine months ended September 30, 2005 of $3,583 as compared to a net loss for the nine months ended September 30, 2004 of $9,725. The Company had no income in the third quarter ended
September 30, 2005 and only $1500 of miscellaneous revenue in the nine months ended September 30, 2004. The primary difference in the results of operations between the two reporting periods is due to the write-off of deferred offering costs related to securities backed by Title One Certificates, which the Company no longer deals in.

	For the years ended 1993 to 2002, the Company paid facilities management fees to The Chotin Group Corporation (the "Facilities Manager"), a related party, under a Management Agreement dated January 1, 1993. Under this agreement, a fixed monthly fee was paid to the Facilities Manager. The Company then reviewed the fee structure and determined that an income-based fee is more appropriate to the structure and nature of its business. There were no fees paid during the nine months ended September 30, 2005 or for the nine months ended September 30, 2004.



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





Forward Looking Statements
-----------------------------

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


Item 4.  Controls and Procedures
         -----------------------

Pursuant to the Securities and Exchange Commission in regards to the Sarbanes-Oxley Act Section 404, the Company is considered a "non-accelerated filer" and does not have to comply with the management report on internal controls until its first fiscal year ending on or after July 15, 2007.























PART II. OTHER INFORMATION
         -----------------



Item 1.  Legal Proceedings
------   -----------------
	None.

Item 2.  Changes in Securities
------   ---------------------
	None.

Item 3.  Defaults Upon Senior Securities
------   -------------------------------
	None.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------
	None.

Item 5.  Other Information
------   -----------------
	None.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

 A. Exhibits
    --------

	Exhibit 31.1 - Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

	Exhibit 31.2 - Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)and 15d-14(a) under the Exchange Act

B. Form 8-K

	None
















                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  FUND AMERICA INVESTORS CORPORATION II
                  -------------------------------------
                               (Registrant)


Date:       November 7, 2005 			By:   /s/ Helen M. Dickens
            ----------------			   -------------------------
           							Helen M. Dickens
	     							President
								(Duly authorized and Principal
 								Financial Officer)