Form 10-K
period 2005-12-31
FUND AMERICA INVESTORS CORP II
filed 2006-04-04
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, DC 20549
					FORM 10-K



[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2005, or

[  ]	Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______________ to
_______________



Commission File No.:  33-73748


                     FUND AMERICA INVESTORS CORPORATION II
                     -------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                            84-1218906
-------------------------------	--------------------------------------
(State or other jurisdiction of	(I.R.S. Employer identification number)
incorporation or organization)


6400 S. Fiddler's Green Circle, Suite 1200B, Greenwood Village, Colorado 80111
-------------------------------------------------------------------------------
              (Address of principal executive offices)

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

	State the aggregate market value of the voting stock held by non-affiliates of the registrant: As of December 31, 2005: $0.00.


	The number of shares outstanding of the Registrant's $0.01 par value common stock, as of March 30, 2006 was 349,000 shares.



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

       On January 1, 2005, the Company had a total of $561 million registered
and unissued Securities on its Registration Statement No. 333-33823.   No
Securities were issued, during the year ended December 31, 2005. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.


       The Company's fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company's Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of December 31, 2005, this Registration Statement was not effective and was subject to completion or amendment. The Company intends to file one or more further amendments to complete this Registration Statement and to bring it effective.



       Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly has elected to file unaudited financial statements contained herein for the current year-end, December 31, 2005.




ITEM 2.	PROPERTIES
-------	----------

        The Company has no material physical properties.


ITEM 3.	LEGAL PROCEEDINGS
-------	-----------------

        None.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------	---------------------------------------------------

        No matters were submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 2005.




                                PART II


ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        -----------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

	There is no established public trading market for the Company's common stock and no dividends have been declared or paid. All of the Company's common stock is owned by a sole shareholder.






ITEM 6.	SELECTED FINANCIAL DATA
------	-----------------------

                                                          Year Ended December 31,
                                ------------------------------------------------------------------------
                                Unaudited       Unaudited       Unaudited       Unaudited
                                2005            2004            2003            2002            2001
                                ---------       ---------       ---------       ---------       --------
Income Statement Data:

  Revenue                       $     -         $  1,500        $25,073         $44,192         $30,008

  Net (loss)income              $(4,890)        $(10,742)       $14,069         $ 7,731         $(8,072)

  Net(loss)income per
     share of common stock        (1)              (1)            (1)             (1)             (1)

Balance Sheet Data:

  Total assets                  $246,906        $246,932        $257,046        $285,367        $261,636

  Total equity                  $247,704        $245,394        $255,936        $258,367        $261,636


(1)	Not presented, as all shares of common stock are held by a sole shareholder.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------	-----------------------------------------------------------
       	AND RESULTS OF OPERATIONS
	-------------------------

1.	General

       As of December 31, 2005, the Company has issued nineteen series of registered Pass-Through Securities aggregating $2,439,812,829 in initial amount for all the issuances. Four series of Bonds remain outstanding on December 31, 2005. The following list consists of the outstanding series shown with the initial issuance amounts.


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

	The Company reported net losses of $4,890 and $10,742 for the twelve-months ended December 31, 2005 and December 31, 2004 respectively, and the Company reported net income of $14,069 for the twelve-months ended December 31, 2003. Differences between the three years consist primarily of three main components of income and expense. First, the Company reported other bond income of $25,000 in 2003 that consisted of call option fees earned. Call option income can fluctuate due to the relative composition of the series from which the call right value or income was determined. There was no call option income in 2005 or 2004. The second main difference between periods is a reduction in management fee expense of $7,500 for the 2004 year from the 2003 year due to reduced income. The third main difference is the $9,500 loss on impairment of offering costs recorded in 2004. Deferred offering costs related to a certain type of loan included in the shelf offering but no longer in existence due to a change in government regulations, were written off.


	Audited financial statements - Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly has elected to file unaudited financial statements for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

       The sole shareholder of the Company is also the sole shareholder, Chief Executive Officer and Director of The Chotin Group Corporation. On January 1, 2003, the Company entered into a revised Management Agreement with The Chotin Group Corporation (the "Facilities Manager"), whereby management fees are based upon income of the Company. Under the terms of the agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The Company paid management fees of $0, $0, and $7,500 for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

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

       Disclosures required in this Item 7A are intended to clarify a registrant's exposures to market risk associated with activities in derivative inancial instruments, other financial instruments, and derivative commodity instruments. The purpose of this section is to disclose the material effects on earnings, fair values, and cash flows that are inherent to potential market risk exposure. Potential market risk associated with Securities issued under the company's registration statement will not have a material effect on the company's earnings or cash flow since the Securities do not represent an interest in or an obligation of the Company. In addition, the Company has no public common equity; all common stock of the Company is held by one shareholder. Therefore, material effects of potential market risk exposure on Securities issued from the Company will not have any significant impact on the Company.



ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------	-------------------------------------------


                          FUND AMERICA INVESTORS CORPORATION II
                                       Balance Sheets
                                                                    December 31,
                                                        ----------------------------------
                                                        Unaudited               Unaudited
                                                        2005                    2004
                                                        -----------            -----------
Assets
        Cash and cash equivalents                       $        45             $        71
        Deferred offering costs, net                        246,861                 246,861
                                                        -----------             -----------

        Total assets                                    $   246,906             $   246,932
                                                        ===========             ===========


Liabilities - accounts payable                          $       202             $     1,538
                                                        -----------             -----------


Commitments and Contingencies

Shareholder's equity
        Common stock, par value $.01 per share;
        1,000,000 shares authorized; 349,000
        shares issued and outstanding                         3,490                   3,490
        Additional paid-in capital                          511,410                 505,210
        Shareholder distributions                        (1,919,298)             (1,919,298)
        Retained earnings                                 1,651,102               1,655,992
                                                        -----------             -----------

Total shareholder's equity                                  246,704                 245,394
                                                        -----------             -----------

Total liabilities and shareholder's equity                 $246,906                $246,932
                                                        ===========             ===========



	See notes to financial statements




                                                 FUND AMERICA INVESTORS CORPORATION II
                                                         Statements of Operations

                                                          Year Ended December 31,
                                        -----------------------------------------------------------
                                        Unaudited               Unaudited               Unaudited
                                        2005                    2004                    2003
                                        -----------             -----------             -----------
Revenue
        Other bond income               $         -             $         -             $   25,000
        Interest                                  -                       -                     73
        Miscellaneous                             -                   1,500                      -
                                        -----------             -----------             -----------
                Total revenue                     -                   1,500                 25,073
                                        -----------             -----------             -----------


Expenses
        General and administrative            4,890                   2,742                  3,504
        Impairment Expense                        -                   9,500                      -
        Management fees                           -                       -                  7,500
                                        -----------             -----------             -----------

                Total expenses                4,890                  12,242                 11,004
                                        -----------             -----------             -----------

Net income(loss)                        $    (4,890)            $   (10,742)            $   14,069
                                        ===========             ===========             ===========



See notes to financial statements


















                                        FUND AMERICA INVESTORS CORPORATION II
                                         Statements of Shareholder's Equity
                                    Years Ended December 31, 2005, 2004 and 2003

                               Common Stock
                           -------------------  Additional
                           Number of Par        Paid-in     Shareholder     Retained
                           Shares    Value      Capital     Distributions   Earnings     Totals
			   --------  ---------  ---------   -------------   ----------   ---------

Unaudited Balances at
 January 1, 2003	   349,000     $3,490	 $504,010   $(1,874,798)    $1,652,665    $285,367
Shareholder distributions	 0	    0		0	(43,500)	     0	   (43,500)
Capital contribution		 0	    0		0	      0		     0	  	 0
Net loss			 0	    0		0	      0		14,069	    14,069
			   --------  ---------   ---------   -------------   ----------  ----------

Unaudited Balances at
 December 31, 2003	   349,000	3,490	  504,010	(1,918,298)   1,666,734    255,936
Shareholder distributions	 0	    0		0	    (1,000)	      0     (1,000)
Capital contribution		 0	    0	    1,200		 0	      0      1,200
Net income			 0	    0		0		 0	(10,742)   (10,742)
			   --------  ---------   ---------   -------------   -----------  ---------

Unaudited Balances at
 December 31, 2004	   349,000      3,490	  505,210       (1,919,298)   1,655,992    245,394
Shareholder distributions	 0	    0		0		 0	      0		 0
Capital contribution		 0	    0       6,200		 0	      0      6,200
Net income			 0	    0		0		 0	 (4,890)    (4,890)
			   --------  ---------   ---------   -------------   -----------  ---------

Unaudited Balances at
 December 31, 2005	   349,000     $3,490	 $511,410      $(1,919,298)  $1,651,102   $246,704
                           --------  ---------   ---------   --------------  ------------ ---------


See notes to financial statements
























				FUND AMERICA INVESTORS CORPORATION II
					Statements of Cash Flows
								Year Ended December 31,
							---------------------------------------
							Unaudited	Unaudited	Unaudited
							  2005		  2004		  2003
							---------      ---------      -----------
Operating activities:
Net income(loss)					 $(4,890)	 $(10,742)	  $14,069
Adjustments to reconcile net income(loss) to
net cash provided by(used in) operating activities:
   Write-down of def. offering costs for impairment	       -	    9,500		-
   Changes in operating assets and liabilities:
     Accounts payable				 	  (1,336)	      428 	    1,110
     Prepaid expenses					       - 	      219 	       (9)
							---------      ----------      -----------

Net cash provided by(used in) operating activities:	  (6,226)	     (595)	   15,170
							---------      ----------      -----------


Investing activities:					       - 		- 		-

Financing activities:
	Capital contributions				   6,200 	    1,200 		-
	Shareholder distributions			       - 	   (1,000)	  (43,500)
							---------      ----------      -----------

Net cash provided by(used in) financing activities:	   6,200 	      200 	  (43,500)


Net increase(decrease) in cash and
	cash equivalents				     (26)	     (395)	  (28,330)
Cash and cash equivalents at beginning of year		      71 	      466 	   28,796
							---------      ----------      -----------

Cash and cash equivalents at end of year		     $45 	      $71 	     $466
							=========	==========	===========



See notes to financial statements
























		FUND AMERICA INVESTORS CORPORATION II
		Notes to Financial Statements (unaudited)
	   For the Years Ended December 31, 2005, 2004, 2003


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

       Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly has elected to file unaudited financial statements contained herein for the current year-end, December 31, 2005.



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

	The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's deferred offering costs are considered long-lived assets. In 2004, management determined that there was an impairment of deferred offering costs totaling $9,500 related to a loan program included in the shelf registration statement related to a certain type of loan included in the shelf offering but no longer in existence due to a change in government regulations. There was no impairment expense in 2005 or 2003.



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


Note 4.		CMO Information

	At December 31, 2005 and 2004, the outstanding principal balance of the issued Securities and the amount of publicly and privately issued securities were as follows:


				2005
	----------------------------------------------------
		Total		Publicly	Privately
	Series	Certificates	Issued		Issued
	-------	------------	------------	------------
	1993-A	 $13,108,689 	$10,378,620 	 $2,730,069
	1993-C	 102,000,000 	102,000,000		  -
	1994-A	     456,044 	    395,420 	     60,624
	1998-A		   -		  -		  -
	1998-B	   1,938,962 	  1,938,962		  -
	1998-NMC1	   -		  -		  -
	2000-1		   -		  -		  -
		------------	------------	------------
	Total	$117,503,695	$114,713,002	 $2,790,693
		============	============	============


				2004
	-----------------------------------------------------
		Total		Publicly	Privately
	Series	Certificates	Issued		Issued
	-------	------------	------------	-------------
	1993-A	 $16,945,584 	 $14,215,515 	  $2,730,069
	1993-C	 102,000,000 	 102,000,000		   -
	1994-A	     637,993 	     554,443	      83,550
	1998-A	           -		   -		   -
	1998-B	   2,588,580 	   2,588,580		   -
	1998-NMC1	   -		   -		   -
	2000-1	   2,848,382 	   2,698,782	     149,600
		------------	------------	-------------
	Total	$125,020,539 	$122,057,320	  $2,963,219
		============	============	=============


				2003
	----------------------------------------------------
		Total		Publicly	Privately
	Series	Certificates	Issued		Issued
	-------	------------	------------	------------
	1993-A	 $22,150,769 	 $19,420,700 	 $2,730,069
	1993-C	 102,000,000 	 102,000,000		  -
	1994-A	   1,374,220 	   1,197,924 	    176,296
	1998-A	     365,525 	     365,525		  -
	1998-B	   3,862,457 	   3,862,457		  -
	1998-NMC1  2,744,184 	   2,744,184		  -
 	2000-1	   2,856,666 	   2,707,066 	    149,600
		------------	------------    ------------
	Total	$135,353,821 	$132,297,856 	 $3,055,965
		============	============	============



Note 5.		Related Party Transactions

	The Company has engaged in related party transactions as discussed below. Accordingly, the accompanying financial statements are not necessarily indicative of the financial position that would exist or the results of operations that would have occurred if the transactions had been with unaffiliated entities.

       The sole shareholder of the Company is also the sole shareholder, Chief Executive Officer and Director of The Chotin Group Corporation. On January 1, 2003, the Company entered into a revised Management Agreement with The Chotin Group Corporation (the 'Facilities Manager"), whereby management fees are based upon income of the Company. Under the terms of the agreement, the Facilities Manager is required to provide facilities use and other services necessary for the Company to manage its business affairs. The management fees paid were $0, $0, and $7,500 for the twelve months ended December 31, 2005, 2004 and 2003, respectively.




ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------	------------------------------------------------
       	ACCOUNTING AND FINANCIAL DISCLOSURE
		-----------------------------------

       	None


ITEM 9A.	CONTROLS AND PROCEDURES
--------	-----------------------

	Pursuant to the Securities and Exchange Commission in regards to the Sarbanes-Oxley Act Section 404, the Company is considered a "non-accelerated filer" and does not have to comply with the management report on internal controls until its first fiscal year ending on or after July 15, 2007.





					PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------	--------------------------------------------------

Name			   Position						 Age
----			   --------						 ---

Steven B. Chotin	   Director, Chairman and Chief Executive Officer	  58
M. Garrett Smith	   Director						  44
Helen M. Dickens	   Director and President				  52
John G. Grant		   Senior Vice President				  45
Zachary H. Pashel	   Executive Vice President				  33
David D. Frederick	   Treasurer						  46
Jennifer M. Land	   Secretary						  34

	Steven B. Chotin, 58, has been a Director and the Chairman and Chief Executive Officer of the Company since its inception. Mr. Chotin has been Chief Executive Officer and sole shareholder of The Chotin Group Corporation, a financial service firm, since July 1984. Mr. Chotin was a director of American Southwest Financial Corporation and of American Southwest Finance Co., Inc. from 1982 to 1994.

	H. Garrett Smith, age 44, has served as a director since November 17, 2004. Mr. Smith is currently a private investor. From December of 2000 through February of 2005, he was a Principal with BP Capital, LLC, a Dallas, Texas-based investment firm specializing in the oil and gas industry, and as a General Partner and Portfolio Manager of BP Capital Energy Equity Fund, an energy hedge fund. From 1989 to 2000, Mr. Smith held a number of financial management positions, including Executive Vice President and Chief Financial Officer, of Pioneer National Resources Company, an exploration and production

	Helen M. Dickens, 52, has been a Director of the Company since 1995, President of the Company since 2002 and was previously Vice President and Secretary of the Company from 1989 to 2002. Ms. Dickens is also President of The Chotin Group Corporation. Previously, Ms. Dickens held the position of Vice President along with Chief Operations Officer at The Chotin Group Corporation. Prior to joining The Chotin Group Corporation in 1989, Ms. Dickens served as Assistant Corporate Secretary and Assistant to the Chairman of the Board and President of Uniwest Financial Corp., a non-diversified savings and loan holding company. Ms. Dickens received a Bachelor of Science degree from Metropolitan State College with a Major in Accounting.

       John M. Grant, 44, was appointed Senior Vice President of the Company as of January 1, 2005. Mr. Grant is also a Senior Vice President of The Chotin Group. Mr. Grant joined The Chotin Group in 2004 after a decade at ING Investment Management, where he served as Senior Vice President and Senior
Portfolio Manager.   From 1988 to 1993, Mr. Grant was a Senior Investment
Officer at Allmerica Asset Management, and prior to that time he served as an
Analyst at United Investment Research.   Mr. Grant holds a Bachelor of Arts
degree in Sociology from Boston University and an MBA from Northeastern University. In addition, he has earned the right to use the Chartered Financial Analyst designation.


       Zachary H. Pashel, 33, was appointed Executive Vice President as of January 1, 2005. Mr. Pashel is also Vice President of The Chotin Group. Prior to joining The Chotin Group in 2004, Mr. Pashel's employment included Deson Ventures and Greyrock Capital Partners, both groups specializing in middle market private equity and M&A advisory services. Mr. Pashel also owned and operated numerous companies in the real estate and aviation industries. Mr. Pashel concentrated on English Literature at Brandeis University.

       David D. Frederick, 46, was appointed Treasurer in June 2005. Mr. Frederick is also Vice President and Treasurer of the Chotin Group Corporation. Prior to joining the Chotin Group Corporation, Mr. Frederick pursued personal interests beginning in February 2001. Prior to that he was with Duke Energy Corporation and predecessor entities for 12 years, the last 3 of which he served as Chief Financial Officer of Duke Energy Field Services, a public subsidiary of Duke Energy Corporation. Mr Frederick holds a Bachelor of Science degree in Accounting from the University of Houston.

	Jennifer M. Land, 34, was appointed to Corporate Secretary of the Company in January 2003. Mrs. Land has also been employed with The Chotin Group Corporation since 1993 where she has been the Executive Administrative Assistant to the CEO. She was given the additional position of Director of Human
Resources in December of 2000, Corporate Secretary of The Chotin Group in
January 2003, and Corporate Treasurer from March 2005 until June 2005.

       Directors and Executive Officers are elected annually for a one-year term.

ITEM 11.	EXECUTIVE COMPENSATION
--------	----------------------
	As of December 31, 2005, no executive officer had received any compensation exceeding $100,000.

	The Company has not paid any compensation pursuant to plans or any other compensation arrangement. The Company pays its outside director $1,000 annually. No other officers or directors receive any compensation for their services.


ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------	---------------------------------------------------
		MANAGEMENT
		----------
							Amount and
							Nature Of
Title   					         Beneficial    Percent of
of Class	Name and Address of Beneficial Owner   Ownership (1)      Class
--------	------------------------------------   -------------   ----------

Common		Steven B. Chotin			   349,000	   100%
		6400 S. Fiddler's Green Circle,Ste 1200
		Greenwood Village, CO  80111

(1) Amount of such shares with respect to which persons indicated have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934: Zero.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------	----------------------------------------------

	The information relating to this Item is incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data" under Note 5 "Related Party Transactions."



ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------	--------------------------------------

	Qualifying under the definition of an Asset-Backed Issuer, Fund America Investors Corporation II is not required to disclose this information required under item 14.










































				PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------	------------------------------------------------------
		FORM 8-K
		--------
( a )(1)	Financial Statements
		- Balance Sheets (unaudited) at December 31, 2005 and 2004
		- Statements of Operations (unaudited) for the Years Ended
		  December 31, 2005, 2004, and 2003
		- Statements of Shareholder's Equity (unaudited) for the Years
		  Ended December 31, 2005, 2004 and 2003
		- Statements of Cash Flows (unaudited) for the Years Ended
		  December 31, 2005, 2004 and 2003
		- Notes to Financial Statements (unaudited) for the Years Ended
		  December 31, 2005, 2004 and 2003

( a )(2)	Financial Statement Schedules

		The financial statement schedules have been omitted because they are inapplicable.

( b )		Reports on Form 8-K
		None

( c )		Exhibits

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

						FUND AMERICA INVESTORS CORPORATION II
						(Registrant)


Date March 31, 2006				By: /s/Helen M. Dickens
     --------------				    --------------------------------
						    Helen M. Dickens
						    President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Steven B. Chotin     Director, Chairman, Chief Executive		March 31, 2006
--------------------     Officer (Principal Executive Officer)
Steven B. Chotin


/s/ Helen M. Dickens     Director, President 				March 31, 2006
--------------------	 (Principal Financial Officer)
Helen M Dickens


/s/ Garrett Smith    	 Director, President 				March 31, 2006
--------------------	 (Principal Financial Officer)
Garrett Smith


/s/ John Grant		 Senior Vice President				March 31, 2006
---------------------
John Grant


/s/ Zachary H Pashel   	 Executive Vice President			March 31, 2006
---------------------
Zachary H. Pashel


/s/ David D. Frederick	 Treasurer					March 31, 2006
---------------------
David D Frederick


/s/ Jennifer M. Land     Secretary					March 31, 2006
---------------------
Jennifer M. Land

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


	Since the Company has a sole shareholder, the Company has not sent and will not send an annual report or proxy material to its shareholder.