Form 10-Q
period 2006-03-31
FUND AMERICA INVESTORS CORP II
filed 2006-05-26
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                  FORM 10-Q


 [X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

 [ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                  Commission File Nos.:  033-73748
                                         ---------

                 FUND AMERICA INVESTORS CORPORATION II
         (Exact name of registrant as specified in its charter)



            Delaware                                        84-1218906
       ------------------                              --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         identification number)



6400 S. Fiddler's Green Circle, Suite 1200B, Greenwood Village, Colorado 80111
------------------------------------------------------------------------------
			(Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 22, 2006 - 349,000 shares





                  FUND AMERICA INVESTORS CORPORATION II
                            FORM 10-Q FOR THE
                    THREE MONTHS ENDED MARCH 31, 2006


                                 INDEX



PART I.  FINANCIAL INFORMATION                                      PAGE NO.
------------------------------                                      --------

       Item 1.    Financial Statements                                  3

       Item 2.    Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                             7

       Item 3.    Quantitative and Qualitative
                  Disclosures about Market Risk                         8

       Item 4.    Controls and Procedures                               8

PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings                                     9

       Item 2.    Changes in Securities                                 9

       Item 3.    Defaults upon Senior Securities                       9

       Item 4.    Submission of Matters to a Vote of Security Holders   9

       Item 5.    Other Information                                     9

       Item 6.    Exhibits and Reports on Form 8-K                      9

       SIGNATURES                                                      10




















                       PART I. FINANCIAL INFORMATION


Item I. Financial Statements
-----------------------------


                   FUND AMERICA INVESTORS CORPORATION II
                               Balance Sheets
                                (Unaudited)

                                                  March 31,       December 31,
                                                     2006             2005
                                                ------------      ------------

Assets
   Cash and cash equivalents                    $         43      $         45
   Deferred offering costs, net                      246,861           246,861
                                                ------------      ------------

   Total Assets                                 $    246,904      $    246,906
                                                ============      ============


Liabilities - accounts payable                  $        250      $        202
                                                ------------      ------------

Commitments and Contingencies

Shareholder's equity
   Common Stock, par value $.01 per share;
      $1,000,000 shares authorized; 349,000
      shares issued and outstanding                    3,490             3,490
   Additional paid-in capital                        511,610           511,410
   Shareholder distributions                      (1,919,298)       (1,919,298)
   Retained earnings                               1,650,852         1,651,102
                                                ------------      ------------

    Total shareholder's equity                       246,654           246,704
                                                ------------      ------------

    Total liabilities and shareholder's equity  $    246,904      $    246,906
                                                ============      ============





                    See notes to financial statements








                 FUND AMERICA INVESTORS CORPORATION II
                         Statements of Operations
                                (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                      --------  --------
                                                        2006      2005
                                                      --------  --------

Revenue
  Miscellaneous                                       $      -  $      -
                                                      --------  --------

Total revenue                                                -         -
                                                      ========  ========


Expenses
  General and administrative                               250       484
                                                      --------  --------

Total Expenses                                             250       484
                                                      --------  --------

Net Loss                                              $   (250) $   (484)
                                                      ========  ========





                    See notes to financial statements























                  FUND AMERICA INVESTORS CORPORATION II
                         Statements of Cash Flows
                                (Unaudited)


                                                            Three months ended
                                                                 March 31,
                                                              2006      2005
                                                            --------  --------

Operating Activities:
  Net loss                                                  $   (250) $   (484)
Adjustments to reconcile net loss to net cash from operating activities:
  Changes in operating assets and liabilities:

    Accounts payable increase (decrease)                          48       275
                                                            --------  --------

Net cash used in operating activities:                          (202)     (209)
                                                            --------  --------


Financing activities:
    Capital contributions                                        200       200
                                                            --------  --------

Net cash provided by financing activities                        200       200
                                                            --------  --------


Net decrease in cash and cash equivalents                         (2)       (9)

Cash and cash equivalents at beginning of year                    45        71
                                                            --------  --------

Cash and cash equivalents at end of year                    $     43  $     62
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

       On January 1, 2006, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. During the first three months of 2006 and the year ending December 31, 2005, no securities were issued. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

       The Company?s fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company?s Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of March 31, 2006, this Registration Statement was not effective and was subject to completion or amendment.


2.  Unaudited Financial Statements
----------------------------------
	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2006 and December 31, 2005, and the results of its operations and cash flows for the periods ended March 31, 2006 and 2005.




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


       Net income may fluctuate from period to period based on the use of the Company?s registered and unissued Securities. The Company generally charges the issuer of a series of Securities a flat fee and a proportionate share of deferred costs associated with its registration statement.

	For the three months ended March 31, 2006, the Company reported net loss of $250 and a net loss of $484 for the three months ended March 31, 2005. The difference in the two reporting periods was primarily due to $234 of legal fees recorded in 2005.

       The Company has entered into an agreement to pay income-based facilities management fees to The Chotin Group Corporation (the ?Facilities Manager?), a related party. Due to the lack of income during the respective periods, there were no fees paid during the three months ended March 31, 2006 or the three months ended March 31, 2005.

        Pursuant to Rule 3-11 of Regulation S-X, if a registrant is an inactive entity as defined in this rule, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. The Company meets all the conditions as defined for an inactive entity under this rule and accordingly elected to file unaudited financial statements for the year ended, December 31, 2005.



Forward Looking Statements
--------------------------
	The statements contained in this Item 2 that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as ?may,? ?will,? ?expect,? ?anticipate,? ?estimate? or ?continue? or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.




Item 3.	Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------------------
       Securities issued by the Company are either debt securities or securities which evidence beneficial ownership interest in designated trusts established to facilitate the transfer of trust asset payments to the Bondholders who hold such debt securities or to the Certificate holders who hold such beneficial ownership interests. Assets securing payments to Bondholders or Certificate holders are pledged or sold to designated trusts and are not assets of the Company. Additionally, Bonds and Certificates issued by a trust formed by the Company do not represent an ownership interest in or an obligation of the Company.


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


Item 4.  Controls and Procedures
--------------------------------
       Pursuant to the Securities and Exchange Commission in regards to the Sarbanes-Oxley Act Section 404, the Company is considered a ?non-accelerated Filer? and does not have to comply with the management report on internal controls until its first fiscal year ending on or after July 15, 2007.
PART II. OTHER INFORMATION
--------------------------


Item 1.  Legal Proceedings
--------------------------
	None.

Item 2.  Changes in Securities
------------------------------
	None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
	None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
	None.

Item 5.  Other Information
--------------------------
	None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
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



FUND AMERICA INVESTORS CORPORATION II
       (Registrant)


Date:       May 22, 2006     			By: /s/ Helen M. Dickens
        -------------------                   ------------------------
                                              Helen M. Dickens
                                              President
                                              (Duly authorized and Principal
                                               Financial Officer)

























7