Form 10-Q
period 2006-06-30
FUND AMERICA INVESTORS CORP II
filed 2006-08-18
CIK 895730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                  FORM 10-Q


 [X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

 [ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                  Commission File Nos.:  033-73748
                                         ---------

                 FUND AMERICA INVESTORS CORPORATION II
         (Exact name of registrant as specified in its charter)



            Delaware                                        84-1218906
       ------------------                              --------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 15, 2006 - 349,000 shares





                  FUND AMERICA INVESTORS CORPORATION II
                            FORM 10-Q FOR THE
                    SIX MONTHS ENDED JUNE 30, 2006


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

                       PART I. FINANCIAL INFORMATION


Item I. Financial Statements
-----------------------------


                   FUND AMERICA INVESTORS CORPORATION II
                               Balance Sheets
                                (Unaudited)

                                                  June 30,       December 31,
                                                     2006             2005
                                                ------------      ------------

Assets
   Cash and cash equivalents                    $      1,490      $         45
   Prepaid Expenses                                      500                 -
   Deferred offering costs, net                      246,861           246,861
                                                ------------      ------------

   Total Assets                                 $    248,851      $    246,906
                                                ============      ============


Liabilities - accounts payable                  $      1,010      $        202
                                                ------------      ------------

Commitments and Contingencies

Shareholder's equity
   Common Stock, par value $.01 per share;
      $1,000,000 shares authorized; 349,000
      shares issued and outstanding                    3,490             3,490
   Additional paid-in capital                        514,110           511,410
   Shareholder distributions                      (1,919,298)       (1,919,298)
   Retained earnings                               1,649,539         1,651,102
                                                ------------      ------------

    Total shareholder's equity                       247,841           246,704
                                                ------------      ------------

    Total liabilities and shareholder's equity  $    248,851      $    246,906
                                                ============     ============





                    See notes to financial statements

                        FUND AMERICA INVESTORS CORPORATION II
                                Statements of Operations
                                       (Unaudited)


                                  Six months ended           Three months ended
                                      June 30,                    March 31,
                                 --------  --------          --------  --------
                                   2006      2005              2006      2005
                                 --------  --------          --------  --------

Revenue
  Miscellaneous                  $      -  $      -          $      -  $      -
                                 --------  --------          --------  --------

Total revenue                           -         -                 -         -
                                 ========  ========          ========  ========


Expenses
  General and administrative        1,313     2,829             1,563     3,313
                                 --------  --------          --------  --------

Total Expenses                      1,313     2,829             1,563     3,313
                                 --------  --------          --------  --------


Net Loss                         $ (1,313) $ (2,829)         $ (1,563)   (3,313)
                                 ========  ========          ========  ========





                    See notes to financial statements

                  FUND AMERICA INVESTORS CORPORATION II
                         Statements of Cash Flows
                                (Unaudited)


                                                             Six months ended
                                                                 June 30,
                                                              2006      2005
                                                            --------  --------

Operating Activities:
  Net loss                                                  $ (1,563) $ (3,313)
Adjustments to reconcile net loss to net
  cash from operating activities:
  Changes in operating assets and liabilities:
    Prepaid Expenses (increase) decrease                        (500)        -
    Accounts payable increase (decrease)                         808    (1,038)
                                                            --------  --------

Net cash used in operating activities:                        (1,255)   (4,351)
                                                            --------  --------


Financing activities:
    Capital contributions                                      2,700     4,400
                                                            --------  --------

Net cash provided by financing activities                      2,700     4,400
                                                            --------  --------


Net decrease in cash and cash equivalents                      1,445        49

Cash and cash equivalents at beginning of year                    45        71
                                                            --------  --------

Cash and cash equivalents at end of year                    $  1,490  $    120
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

       On January 1, 2006, the Company had a total of $561 million registered and unissued Securities on its Registration Statement No. 333-33823. During the first six months of 2006 and the year ending December 31, 2005, no securities were issued. From inception to date, the Company has issued nineteen series of Securities, which aggregate $2.4 billion in original issued principal. The Company does not have any further obligations in connection with the issuance of these Securities. Under accounting principles generally accepted in the United States of America, these issuances are considered to be a direct sale of the collateral.

       The Company?s fifth Registration Statement on Form S-3 was filed on September 30, 1998 with the Securities and Exchange Commission. The purpose of this filing was to register an additional amount of Securities and to merge the Company?s Effective Registration Statement No. 333-33823, thereby increasing the total amount of Securities that can be issued by the Company. As of June 30, 2006, this Registration Statement was not effective and was subject to completion or amendment.


2.  Unaudited Financial Statements
----------------------------------
	In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the periods ended June 30, 2006 and 2005.




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

	For the six months ended June 30, 2006, the Company reported net loss of $1,563 and a net loss of $3,313 for the six months ended March 31, 2005. The difference in the two reporting periods was primarily due to legal fees recorded in 2005.

       The Company has entered into an agreement to pay income-based facilities management fees to The Chotin Group Corporation (the ?Facilities Manager?), a related party. Due to the lack of income during the respective periods, there were no fees paid during the six months ended June 30, 2006 or the six months ended June 30, 2005.

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


Date:    August 15, 2006                      By: /s/ Helen M. Dickens
        -------------------                   ------------------------
                                              Helen M. Dickens
                                              President
                                              (Duly authorized and Principal
                                               Financial Officer)